Form 10-Q
period 2008-09-30
GEO POINT TECHNOLOGIES INC
filed 2008-11-14
CIK 1425264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number 000-53182

GEO POINT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Utah	11-3797590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 East Edinger Avenue, Unit B Santa Ana, CA 92705
(Address of principal executive offices)

(714) 665-8777
(Registrant’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2008, issuer had 3,257,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations..	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4T. Controls and Procedures	11

PART II – OTHER INFORMATION
Item 6. Exhibits	11
Signature	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current Assets
Cash	$ 175,909	$ 192,720
Accounts receivable, net	138,800	101,188
Prepaid expenses and other current assets	3,225	3,225
Total Current Assets	317,934	297,133
Furniture and equipment, net of accumulated depreciation of $28,336 and
$22,336, at September 30, 2008 and March 31, 2008, respectively	22,725	24,041
Other assets	1,000	1,000
Total Assets	$ 341,659	$ 322,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 91,063	$ 76,778
Income taxes payable	13,887	13,887
Total Current Liabilities	104,950	90,665

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 shares issued and outstanding at September 30, 2008 and March 31, 2008	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(13,241)	(18,441)

Total Shareholders' Equity	236,709	231,509
Total Liabilities and Shareholders' Equity	$ 341,659	$ 322,174

The accompanying notes are an integral part of the unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$ 86,766	$ 37,899	$ 156,899	$ 75,928
Cost of Sales	16,857	6,784	36,461	13,102
Gross Profit	69,909	31,115	120,438	62,826
Operating Expenses
General and Administrative Expenses	70,879	47,889	116,490	91,972
Total Operating Expenses	70,879	47,889	116,490	91,972
Operating Income (Loss)	(970)	(16,774)	3,948	(29,146)
Interest Expense	-	(3,684)	-	(7,328)
Interest Income	526	761	1,252	2,623
Income (Loss) Before Provision for Income Taxes	(444)	(19,697)	5,200	(33,851)
Provision for Income Taxes	-	-	-	-
Net Income (Loss)	$ (444)	$ (19,697)	$ 5,200	$ (33,851)
Basic and Diluted Income (Loss) per Share	$ (0.00)	$ (0.01)	$ 0.00	$ (0.01)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,000,000	3,257,000	3,000,000

The accompanying notes are an integral part of the unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$ 5,200	$ (33,851)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	6,000	4,999
Changes in assets and liabilities:
Accounts receivable	(37,612)	(626)
Prepaid expenses and other current assets	-	2,354
Accounts payable and accrued liabilities	14,285	(14,476)
Net Cash Used in Operating Activities	(12,127)	(41,600)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,684)	(8,270)
Repayment from related party notes receivable	-	20,000
Net Cash Provided by (Used in) Investing Activities	(4,684)	11,730

Net Change in Cash	(16,811)	(29,870)
Cash at Beginning of Period	192,720	172,828
Cash at End of Period	$ 175,909	$ 142,958

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ 3,828
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Geo Point Technologies, Inc. (the “Company”), was incorporated in the state of California on November 26, 2002. The Company’s operations are located in Santa Ana, California. In 2006, the Company formed Geo Point Merger Co., a Utah corporation, for the purpose of moving the domicile of the Company from California to Utah. The move was accomplished with an Agreement and Articles of Merger entered into by the two companies. Under the terms of the merger, upon execution, the two companies merged, and the Utah company was designated as the surviving corporation. The sole shareholder of the California company surrendered his stock and received one share of stock in the Utah company for every share of the California company. The articles of incorporation and bylaws of the Utah company became the articles and bylaws of the surviving corporation. The Utah company furthermore acquired all the assets and obligations of any kind of the California company. Finally, upon execution of the Agreement and Articles of Merger, the name of Geo Point Merger Co. was changed to Geo Point Technologies, Inc.

The Company provides geological and earth study services related to: land surveying for new construction; soil testing and environmental risk and impact assessments; natural resource assessments with an emphasis on oil; and gas deposit discovery.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2008.

The results of operations for the three and six months ended September 30, 2008 and 2007, are not necessarily indicative of the results that may be expected for the full year.

Revenue Recognition

The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company generates revenues from two environmental services: land surveying and engineering for new construction and environmental impact studies and clean-up services. Operations associated with the oil and gas segment have not yet generated revenues. If and when oil production begins, revenue will be recorded when the product is delivered to the purchaser.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements. Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts and the useful life of property and equipment.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and payables. The fair value of financial instruments approximated their carrying values as of September 30, 2008.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer; if the Company has no previous experience with the customer, the Company typically requests retainers or obtains financial information sufficient to extend the credit. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Segment Reporting

The Company reports its segments under Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. At September 30, 2008 and 2007, the Company had two reporting segments under SFAS 131—environmental and engineering services and oil and gas properties. During fiscal 2007, the Company commenced its oil and gas operations. At September 30, 2008 and 2007, this segment had no assets, no revenues, and limited expenses. All assets and revenues were from the environmental division.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of September 30, 2008 and 2007, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We are a provider of geological and earth study services related to land surveying for new construction, soil testing and environmental risk and impact assessments, and natural resource assessments with an emphasis on oil and gas deposit discovery. Our services generally are provided in connection with construction projects.

In the future, we intend to shift our focus to identifying and developing drillable oil and gas prospects through the use of our hydrocarbon indicating methods and technology, or “HI Technology.” We believe our HI Technology will reduce the finding costs associated with oil and gas exploration.

Sources of Revenues

We derive our revenues through geological and earth study services related to land surveying for new construction, soil and groundwater environmental impact assessments, environmental clean-up, and natural resource assessments with an emphasis on oil and gas deposit discovery. Thus far, all of our revenues are derived in the state of California.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists of supplies, parts, and direct labor related to the fulfillment of the final deliverable. These costs are charged to expense on a per job basis.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses, and marketing.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to the financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition. We recognize revenue when it is realized and earned. We consider revenue realized or realizable and earned when: (1) we have persuasive evidence of an arrangement; (2) services have been rendered and invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We generate revenues from two environmental services: land surveying and engineering for new construction and environmental impact studies and clean-up services. Operations associated with the oil and gas segment have not yet generated revenues. If and when oil production begins, revenue will be recorded when the product is delivered to the purchaser.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues. Revenues for the three months ended September 30, 2008, were $86,766, an increase of $48,867 over revenues of $37,899 for the comparable period in 2007. The increase in revenues was due primarily to services related to two significant contracts that were completed during the current quarter.

Cost of Revenues. Cost of revenues for 2008 was $16,857, an increase of $10,073 over cost of revenues of $6,784 for 2007. The increase in cost of revenues from 2008 to 2007 was directly related to the increase in revenues.

General and Administrative Expenses. General and administrative expenses for 2008 were $70,879, an increase of $22,990 over general and administrative expenses of $47,889 for 2007. The increase was not significant. This increase was primarily due to the increase in professional service-related fees paid to attorneys, consultants, and accountants.

Comparison of Six Months Ended September 30, 2008 and 2007

Revenues. Revenues for the six months ended September 30, 2008, were $156,899, an increase of $80,971 over revenues of $75,928 for the comparable period in 2007. The increase in revenues was due primarily to services related to a few significant contracts that were completed during the period. In addition, in 2007 the downturn in the construction industry resulted in less demand for our services.

Cost of Revenues. Cost of revenues for 2008 was $36,461, an increase of $23,359 over cost of revenues of $13,102 for 2007. The increase in cost of revenues from 2008 to 2007 was directly related to the increase in revenues and the lower margins obtained on one project during the three months ended June 30, 2008, in which we could not be reimbursed on some of the costs incurred.

General and Administrative Expenses. General and administrative expenses for 2008 were $116,490, an increase of $24,518, over general and administrative expenses of $91,972 for 2007. This increase was primarily due to the increase in professional service related fees paid to attorneys, consultants, and accountants.

Cash Flows from Operating Activities

Net Cash Used in Operating Activities. Net cash used in operating activities during the six months ended September 30, 2008, was $12,127, compared to net cash used in operating activities for the six months ended September 30, 2007, of $41,600. The improvement in 2008 was directly related to improvement of our operations, which resulted in net income for the current period.

Net Cash Used in Investing Activities. Net cash used in investing activities during the six months ended September 30, 2008, was $4,684 compared to cash provided from investing activities of $11,730, which consisted of expenditures for purchases of property and equipment and a $20,000 payment on a shareholder note receivable in 2007.

Liquidity and Capital Resources

As of September 30, 2008, our principal source of liquidity was cash totaling $175,909. The primary source of our liquidity during the six months ended September 30, 2008, was net income from operations of $5,200.

As of March 31, 2008, our principal source of liquidity was cash totaling $192,720. The primary source of our liquidity during the year ended March 31, 2008, was net proceeds of $249,700 from a private placement of our common stock.

We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, including our marketing efforts, for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2008	By:	/s/ William C. Lachmar
William C. Lachmar, President, Chief Executive Officer, and Chief Financial Officer