Form 10-Q
period 2008-12-31
GEO POINT TECHNOLOGIES INC
filed 2009-02-12
CIK 1425264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes	☒	No	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 11, 2009, issuer had 3,257,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations..	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T. Controls and Procedures	11

PART II – OTHER INFORMATION
Item 6. Exhibits	12
Signature	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current Assets
Cash	$ 107,867	$ 192,720
Accounts receivable, net of allowance for bad debt
of $85,000 and $47,296, respectively	104,650	101,188
Prepaid expenses and other current assets	3,225	3,225
Total Current Assets	215,742	297,133
Furniture and equipment, net of accumulated depreciation of $31,336
and $22,336, respectively	21,000	24,041
Other assets	1,000	1,000
Total Assets	$ 237,742	$ 322,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 32,816	$ 76,778
Income taxes payable	13,887	13,887
Total Current Liabilities	46,703	90,665

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(58,911)	(18,441)
Total Shareholders' Equity	191,039	231,509
Total Liabilities and Shareholders' Equity	$ 237,742	$ 322,174

The accompanying notes are an integral part of the unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales	$ 851	$ 37,053	$ 157,750	$ 112,981
Cost of Sales	1,140	4,754	37,601	17,856
Gross Profit (Loss)	(289)	32,299	120,149	95,125
Operating Expenses -
General and administrative expenses	45,942	83,264	162,432	175,236
Total Operating Expenses	45,942	83,264	162,432	175,236
Operating Loss	(46,231)	(50,965)	(42,283)	(80,111)
Other income (expense)	561	(5,081)	1,813	(9,786)
Loss before provision for income taxes	(45,670)	(56,046)	(40,470)	(89,897)
Provision for income taxes	-	-	-	-
Net Loss	$ (45,670)	$ (56,046)	$ (40,470)	$ (89,897)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.03)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,027,587	3,257,000	3,009,229

The accompanying notes are an integral part of the unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net loss	$ (40,470)	$ (89,897)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	9,000	7,491
Bad debt	64,880	14,348
Changes in assets and liabilities:
Accounts receivable	(68,342)	(31,114)
Prepaid expenses and other current assets	-	4,232
Accounts payable and accrued liabilities	(43,962)	(16,851)
Net Cash Used in Operating Activities	(78,894)	(111,791)
Cash Flows from Investing Activities:
Purchase of property and equipment	(5,959)	(9,131)
Repayment from related party notes receivable	-	20,000
Net Cash Provided by (Used in) Investing Activities	(5,959)	10,869
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	-	211,500
Cash Flows Provided by Financing Activities:	-	211,500
Net Change in Cash	(84,853)	110,578
Cash at Beginning of Period	192,720	172,828
Cash at End of Period	$ 107,867	$ 283,406

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ 7,428
Cash paid for income taxes	$ -	$ 11,414

The accompanying notes are an integral part of the unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

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

The Company provides geological and earth study services related to: land surveying for new construction; soil testing and environmental risk and impact assessments; natural resource assessments with an emphasis on oil, and gas deposit discovery.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2008.

The results of operations for the three and nine months ended December 31, 2008 and 2007, are not necessarily indicative of the results that may be expected for the full year.

Revenue Recognition

The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and are invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company’s primary source of revenue has been in its environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups.

The Company also has operations associated with the oil and gas segment that have limited activity and have not yet generated revenues.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and payables. The fair value of financial instruments approximated their carrying values as of December 31, 2008.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer, if the Company has no previous experience with the customer, the Company typically requests retainers or obtains financial information sufficient to extend the credit. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers deteriorates, additional allowances are made. The Company increased the allowance by $35,000 during the three months ended December 31, 2008. This increase related to one customer and was needed due to the declining financial position of the customer and a decrease in value of the assets securing the receivable.

Concentrations

One customer represents 33% of total sales for the nine months ended December 31, 2008, and 65% of the gross accounts receivable balance as of December 31, 2008. The loss of this customer would adversely affect the Company.

Segment Reporting

The Company reports its segments under Statement of Financial Accounting Standard, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. At December 31, 2008 and 2007, the Company had two reporting segments under SFAS 131; environmental and engineering services, and oil and gas properties. During fiscal 2007, the Company commenced its oil and gas operations. At December 31, 2008 and 2007, this segment had no assets, no revenues, and limited expenses. All other assets and revenues were from the environmental division.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of December 31, 2008 and 2007, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 related to financial assets and financial liabilities were effective during 2008. With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position, or cash flows.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists of supplies, parts, and direct labor related to the fulfillment of the final deliverable. These costs are charged to expense on a per-job basis.

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

We believe that of our significant accounting policies, which are described in Note 2 to the financial statements, the following accounting policy involves a greater degree of judgment and complexity. Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

Comparison of Three Months Ended December 31, 2008 and 2007

Revenues. Revenues for the three months ended December 31, 2008, were $851, a decrease of $36,202 below revenues of $37,053 for the comparable period in 2007. The decrease in revenues was due primarily to the fact that the state of California terminated our contractors license during the quarter as a result of our change of domicile from California to Utah, which brought a halt to the majority of our operations while we obtained a new contractors license as a Utah corporation. The new contractors license is in place and the Company is currently in good standing subsequent to quarter end.

Cost of Revenues. Cost of revenues for 2008 was $1,140, a decrease of $3,614 below cost of revenues of $4,754 for 2007. The decrease in cost of revenues from 2008 to 2007 was related to the suspension of our contractors license.

General and Administrative Expenses. General and administrative expenses for 2008 were $45,942, a decrease of $37,322 below general and administrative expenses of $83,264 for 2007. This decrease was primarily due to the professional service-related fees paid to attorneys, consultants, and accountants during the third quarter of fiscal 2007.

Comparison of Nine Months Ended December 31, 2008 and 2007

Revenues. Revenues for the nine months ended December 31, 2008, were $157,750, an increase of $44,769 over revenues of $112,981 for the comparable period in 2007. The increase in revenues was due primarily to services related to a few significant contracts that were completed during the period. In addition, in 2007 the downturn in the construction industry resulted in less demand for our services.

Cost of Revenues. Cost of revenues for 2008 was $37,601, an increase of $19,745 over cost of revenues of $17,856 for 2007. The increase in cost of revenues from 2008 to 2007 was directly related to the increase in revenues and the lower margins obtained on one project during the three months ended June 30, 2008, in which we could not be reimbursed on some of the costs incurred.

General and Administrative Expenses. General and administrative expenses for 2008 were $162,432, a decrease of $12,804 below general and administrative expenses of $175,236 for 2007. This decrease was primarily due to the increase in professional service-related fees paid to attorneys, consultants, and accountants during fiscal 2007.

Cash Flows from Operating Activities

Net Cash Used in Operating Activities. Net cash used in operating activities during the nine months ended December 31, 2008, was $78,894, compared to net cash used in operating activities for the nine months ended December 31, 2007, of $111,791. The decrease in 2008 was directly related to the smaller net loss due to increased margins and a decrease in general and administrative expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities during the nine months ended December 31, 2008, was $5,959 compared to cash provided by investing activities of $10,869, which consisted of expenditures for purchases of property and equipment and a $20,000 payment on a shareholder note receivable in 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended December 31, 2008, was $0 compared to cash provided by financing activities of $211,500, which was the result of a private placement of our common stock in fiscal 2007.

Liquidity and Capital Resources

As of December 31, 2008, our principal source of liquidity was cash totaling $107,867. The primary source of our liquidity during the nine months ended December 31, 2008, was the cash on hand, which funded our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: February 11, 2009	By:	/s/ William C. Lachmar
William C. Lachmar, President, Chief Executive Officer, and Chief Financial Officer