Form 10-K
period 2009-03-31
GEO POINT TECHNOLOGIES INC
filed 2009-06-25
CIK 1425264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Commission File Number 000-53182

Geo Point Technologies, Inc.
(Exact name of registrant as specified in its charter)

Utah	11-3797590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1306 East Edinger Avenue, Unit C
Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

714-665-8777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of September 30, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $241,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 22, 2009, issuer had 3,257,000 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Registrant’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

i

PART I

ITEM 1. BUSINESS

History

Since our inception in 1997 as a DBA of our founder, William Lachmar, and from our incorporation under the laws of California in 2002, we have operated in several different industries, which we have designated as divisions of our company. In October 2006, we changed our state of incorporation from California to Utah by merging with our wholly owned Utah subsidiary formed for that purpose. As used in this report, the terms “we,” “us,” and “our” refer to Geo Point Technologies, Inc., a corporation organized under Utah law.

Our primary efforts have been in our environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange.

Our engineering division has provided consulting and compliance services for new utility installation and general site erosion control for housing tracts, and updating service station underground storage tanks and dispensing systems to comply with continually-changing C.A.R.B. (California Air Resources Board) regulations.

To date, our petroleum geology division has not promoted its services to customers but has been engaged in research and development of hydrocarbon indicating methods and technology (“Hydrocarbon Indication Technology” or “HI Technology”). We plan to shift our focus to our petroleum geology division and its oil exploration services. To carry out this transition, we will continue the operations of our environmental and engineering divisions until such time as the petroleum geology division is generating sufficient revenue to be self-sustaining. At that point, we will evaluate whether or not to continue the operations of our environmental and engineering divisions or to focus all of our resources on our petroleum division.

Corporate Objective

We intend to use our proprietary HI Technology to become a technology leader in oil and gas exploration services. As we enter the commercialization stage of the HI Technology development, we must acquire projects and business opportunities that build the credibility of the HI Technology and develop our ability to deliver quality oil and gas exploration prospect areas.

Business Strategy

Our primary objective is the achievement of profitability and self-sustaining growth by:

•	providing HI Technology survey services to third parties on a fee-for-service basis;
•	using HI Technology to identify the presence of hydrocarbons in potentially commercial quantities;
•	using conventional exploration technologies to confirm the oil and gas prospects identified with the HI Technology; and
•	establishing joint ventures, working participations, and/or royalty agreements with experienced, well-capitalized venture partners for the development, exploitation, and operation of such prospects.

We plan to offer our HI Technology to clients on a fee-for-service basis. Under contract, we would survey large tracts of land and then identify and prioritize oil and gas prospect areas for our clients. A prospect area is defined as an area having subsurface structural or stratigraphic trapping mechanisms with significant potential for oil and gas accumulations. We will evaluate surveyed areas by following a three-step process. First, we will survey large areas with our vehicle mounted Microseepage Radar. Once we have identified possible prospect areas, we will follow up by analyzing soil samples with our gas chromatogram. If the initial indication is confirmed, we will then use our Electromagnetic Hydrocarbon Indicator to measure the depth and approximate thickness of the hydrocarbon deposits.

After the oil and gas prospect leads are qualified using our proprietary HI Technology, the prospects can then be further qualified using conventional methods of subsurface mapping and seismic control. Although we can offer no assurance, management believes that experience will show our HI Technology to be less expensive, quicker, less environmentally intrusive, and potentially more effective than other existing hydrocarbon indication systems. The value we hope to offer to our clients is reduced finding costs and time required to identify oil and gas prospects.

To market our HI Technology, we will initially rely on three main avenues. First, our president, William Lachmar, will utilize the numerous contacts from his history and experience in the petroleum geology field. He is a member of several professional societies, including the American Association of Petroleum Geologists (AAPG), the Association of Ground Water Scientists and Engineers, the Society of Environmental Geoscientists, and the Houston Geological Society. Second, we expect to attend and exhibit at industry conferences, such as the North American Prospect Expo (NAPE) and the AAPG Prospect and Property Expo (APPEX). These conventions bring together owners of oil and gas prospects and producing properties, service providers such as Geo Point, and energy capital lenders and investors. Third, we will advertise in industry specific magazines and trade journals, such as World Oil and the Oil and Gas Journal, monthly magazines offering industry news, and statistical and technical editorials to the oil and gas drilling, exploration, and production industry.

Once a client has been identified and expressed interest in utilizing our HI Technology to qualify its prospects, there are several potential options for structuring the arrangement that will be based on specific circumstances. Contracts may range from a purely fee-based structure, by which we are paid a set amount on a “per project” or “per time-period” basis, to a purely royalty basis, by which we will receive a gross royalty percentage of revenues from the production of petroleum substances in exchange for our services, as well as combinations of the two.

We also anticipate joint venture arrangements that will provide an election to participate at a working interest on prospects identified by our HI Technology. Under this scenario, we would have the option to pay a percentage of the acquisition costs of petroleum or natural gas rights, as well as the costs of drilling wells and other developmental costs. In exchange, we would receive that percentage of revenue from the production of petroleum substances from the applicable exploratory prospect. Because of the high capital costs associated with drilling and development costs, we do not anticipate initially participating in joint ventures of this nature. We would first need to generate significant revenue from our service fees and/or royalty agreements and possibly raise additional capital.

Two-Dimensional and Three-Dimensional Seismic Technology

It is generally recognized that geological perturbations within the earth are necessary for commercial accumulations of petroleum to exist. Hence most exploratory techniques have been geared toward locating these geological deformities. Techniques that obtain subsurface geological information by physical measurements taken at the earth’s surface are called geophysical techniques. Since the 1920s, geophysicists have used several different surface methods to locate subsurface traps. These methods have included aerial and satellite surveys, gravimeter and torsion balance readings, and magnetometer surveys.

Although the noted geophysical methods are still used, seismic surveys have become the preferred method for wide-area exploration. Most productive or potentially productive regions in the United States have been or are being surveyed by seismic methods. Refractive and reflective seismic techniques are based on creating an explosion or artificial sound wave at the surface, observing how that sound wave moves through various subsurface layers, and recording how each layer of rock reflects the created wave.

The seismic method is simple in concept. The subsurface is composed of layers that vary in density and thickness. As the sound wave or vibration strikes each of the layers, part of it is reflected back to the surface, where it is detected and recorded by the seismograph. The process is comparable to a child bouncing a rubber ball--if the ball strikes a concrete sidewalk it reacts quite differently than it would if it landed in a pile of sand. Seismology is really very similar. Pressure waves are generated at the surface, and then spread out through the ground and encounter different strata and formations. As with the bouncing ball, each formation reflects the energy waves according to its own “bounce” characteristics. The waves deflect upwards to the surface where they are picked up by geophones, sensitive detection devices embedded in the ground at predetermined locations. The geophones are attached to cables that carry their signals to a seismic recording truck. There they are amplified and translated onto permanent tapes, which are used to produce maps of the subsurface. The data is gathered over a horizontal distance and compiled to create a vertical cross section of the earth. By careful examination of seismic surveys, the geophysicist is able to ascertain the possibility of the presence of oil and gas.

In the past, the traditional land-based seismic crew consisted of a party chief in overall charge of the crew; the geologists or geophysicists who decided where the shot would be made, plotted the locations of the various pieces of equipment, and decided on the “pattern” to be used; the surveyors who marked the shot hole and geophone locations in the pattern desired; the drillers who drilled the shot holes; the loaders who made up and loaded the explosive charges; the shooters who connected the charges and fired them on command from the geologist; and finally, the jug hustlers who pulled the cables from the cable truck, arranged them in the desired patterns, and attached the geophones. After the shot was fired, the crew had to pick everything up and quickly transport it to the next location to repeat the process.

In the past 20 years, the use of high explosives by land-based seismic crews has decreased greatly. While some soil and surface conditions still call for the use of dynamite to get accurate data, today, much of the information is garnered by the use of vibrating or weight-dropping machines. Nonexplosive seismic is basically another method of creating man-made vibrations or waves for those caused by an explosion. Specially designed equipment, built into either wheeled or tracked vehicles, makes contact with the earth and creates shock waves by either dropping a heavy weight or using a vibrating device to create waves. These penetrate the surface, strike underground formations, and are reflected back to the seismograph in exactly the same manner as explosion-generated waves.

One of the biggest breakthroughs in oil and gas exploration has been the evolution from two-dimensional (“2-D”) to three-dimensional (“3-D”) seismic technology. Seismic surveys using 3-D seismic technology were first proposed commercially in 1972. Phillips Petroleum was one of the first exploration companies to use 3-D seismic imaging, the most advanced--and expensive--of the new techniques. This involves recording seismic data from several thousand locations, as compared with several hundred with traditional 2-D methods. The 3-D process compiles the data and feeds it into a super computer that is capable of millions of computations per second. In the most advanced systems, the computer converts the data into a cube-like picture of the underground area under study, in place of the older seismic strip charts.

By the mid-1980s, computer-aided trace interpretation systems were starting to appear that provided electronic storage and retrieval of seismic sections. These interpretation systems included the ability to auto-track horizons in a data set and display the resulting maps using color schemes to represent the height and depth of a horizon.

However, despite the 3-D nature of seismic data, interpretation was often performed in an essentially multi-level 2-D manner on sequential sections through the data set. The resulting subsurface model was then built based on surfaces (auto-tracked horizons, hand-picked faults, and unconformities). Although this type of model may be sufficient for a structural understanding, it is only a skeleton of the possible 3-D seismic image. The multi-level 2-D model was lacking in “muscle” and “sinew”--the seismo-stratigraphic and reservoir character information and complex faulting that was available from the base data, yet seldom used. This was due to the huge manual efforts required to interpret and extract this information from the 3-D data by hand.

A number of technological developments contributed significantly to the wide acceptance of 3-D seismic data during the past decade, including:

•	workstation technology;
•	multi-streamer, multi-source, multi-vessel 3-D marine technology;
•	onboard and real-time processing of navigation and seismic data; and
•	depth imaging (now utilized principally in the Gulf of Mexico).

The main contribution of these developments has been to make the 3-D product much more available (through price and time) and impactive (through full three-dimensional visualization). With acceptance and use of 3-D technology growing, the challenge has become computational as the industry advances beyond conventional, but already data-intensive, 3-D processing into more comprehensive techniques, such as depth imaging. Parallel seismic computing has been crucial to this progress. It is parallel computer technology that has made 3-D prestack depth imaging possible as an exploration and production tool.

However, the processing of seismic data has significant limitations. A benefit of 3-D is that you have a large volume of data that ties geology to seismic signature. This also has the accompanying challenges of such a large volume of data, and the significant amounts of time and money required to gather and process it. These costs include the expenses associated with using more sophisticated equipment and computers and covering a greater land surface area during the sweep, which usually means increased expenses in arranging permission to use the land with the property owners. Moreover, extended timeframes are required for survey design, set-up and execution, and computer processing.

Our Hydrocarbon Indication Technology

The associated cost of seismic modeling is very high when compared to other geophysical methods. Additionally, seismic modeling is often unable to accurately model the subsurface due to velocity problems associated with the rock composition at the surface (ex. lava flows) or subsurface beds that have comparable densities. The difference in the seismic velocities between these beds is miniscule and to date, accurate modeling of these “like” density layers is not possible. We have identified and developed lower cost methods that we believe can be used, in conjunction with seismic data or alone, to identify commercial hydrocarbon deposits and increase the success rates associated with drilling for oil and natural gas. We plan to use these alternative methods together and in conjunction with 2-D or 3-D seismic data. Each of these alternative methods is available to us under the License Agreement with our president, William Lachmar, as later described in more detail.

Microseepage Radar Mapping

Because hydrocarbon gases above oil and gas reservoirs are lighter than the surrounding air, they seep vertically through the sedimentary rocks toward the surface. Microseepage Radar consists of a remote gas fluorescence sensor installed on either airborne or ground vehicle platforms that detects the presence of hydrocarbon gases escaping at the surface of the earth at the molecular level. A rotating beacon antenna transmits pulses of specific frequency equal to the resonant absorption spectral lines of the gas molecules to be detected. A portion of these pulse transmissions is absorbed by the hydrocarbon gas molecules, which then move to a higher, or excited, energy state.

In the time between electronic pulses, the excited gas molecules collapse and return to their original energy state, concurrently emitting the energy absorbed as radiation at a different frequency than the incident exciting frequency. A receiver is tuned to detect this characteristic signature, or echo, from the gases. Thus, signals detected by the remote gas sensor indicate where the gases of interest are present at the surface and their relative intensities as a function of the amount of gas present.

The angular position of the antenna indicates the direction, while the distance to the gas seep area is indicated by the time difference between the transmitted and returned signals. Considered together, these parameters display an aerial picture of the gas concentration on a cathode ray tube video display screen. The displayed indications of the presence of hydrocarbon gases are then recorded on maps of the surveyed area.

The effective range of the gas sensor under ideal reconnaissance surveying conditions is approximately one-half mile radius. Our air or vehicle-mounted radar microseepage detector makes it possible to survey large areas in a very cost-effective and expedient manner. These areas are then plotted on a general reference lead map and further qualified using actual stationed mapping for greater detail and resolution.

Gas Chromatograph Measurement of Soil Vapor-Gas

Single-aromatic compounds, the BTEX group, are present in virtually every type of petroleum. They are gases at atmospheric and subsurface conditions, smaller than an ethane molecule, and thus quite mobile. We will use a field portable gas chromatogram, the Microsensor Systems Inc. model 301-A (MSI-301A), which was initially built for the Department of Defense to identify buried munitions.

The MSI-301A uses a solid state detector that reacts directly to concentrations of BTEX gas as it exits the chromatograph. The instrument produces a graph of each compound concentration in parts per billion. It is an extremely rugged field instrument with high sensitivity. The MSI-301A is fully portable and runs an analysis cycle in eight minutes.

Our method is to take 20-25 sample stations per square mile, or approximately 50 stations per day. Soil gas samples are extracted from a 30 inches by ¼-inch hole augured with an electric drill. A probe is inserted, and the packer is inflated to isolate the bottom of the hole. The disturbed volume of gas in the space below the packer is extracted and discarded. Then a 100 cubic centimeter gas sample is removed from undisturbed soil with a glass syringe and immediately injected into the MSI-301A. The syringe is repeatedly flushed between samples to avoid contamination from prior readings. This process is exactly repeated at each station to minimize inconsistent or contaminated samples.

The concentrations of the various one-ring aromatics are then overlaid on a topographical map, contoured, and interpreted according to our proprietary techniques. These results can be achieved at nominal marginal cost and with insignificant environmental impact.

Electromagnetic Hydrocarbon Indicator

The Electromagnetic Hydrocarbon Indicator, or EHI, uses electromagnetic principles to produce a direct hydrocarbon indicator relative to depth. Depths are plotted based on the reflection of separate and distinct frequencies.

EHI uses low frequency (60 Hz) electromagnetic waves to penetrate deep into the earth’s surface. These waves propagate as plane waves and encounter the various geologic boundaries. Those boundaries having dielectric and/or conductivity contrasts reflect a portion of the waves back to the earth’s surface. With continuous sourcing from the surface, the waves resonate between the subsurface boundaries and the surface of the earth. In this manner, the waves become organized such that there is a direct relationship between the resonating frequencies and the depths to the various geologic boundaries.

The full bandwidth of frequencies is captured by the field recording apparatus and committed to a digital storage device. The collected field data is then processed in the office. A digital filter is used to extract the individual frequencies as a time domain record. The frequency information is then converted to depth. The data is then further processed in order to isolate the depth and approximate thickness of the hydrocarbon signature. The end result is a depth plot of phase and amplitude responses.

Because of the electrical contrast between hydrocarbon-bearing rocks (insulators) and non hydrocarbon-bearing rocks (conductors), a unique electromagnetic signature is then recorded that is specific to oil and gas deposits. We have developed proprietary software that refines the electromagnetic reading by eliminating the “noise,” or random signals, and amplifying the true reflective signal, as well as interpretational methods of these electromagnetic signatures.

The field recording apparatus is resilient, easily transportable, weighs less than 10 pounds, and can be operated by a single individual. Each recording requires five minutes to complete and the collected data is then processed off site and interpreted.

Competition

We will compete directly with independent, technology-driven exploration and service companies and indirectly (through joint ventures and participations we may develop) with major and independent oil and gas companies in exploration for and development of desirable oil and gas properties. With respect to the HI Technology, we expect to experience competition from numerous hydrocarbon exploration competitors, which offer a wide variety of geological and geophysical services. Many of such competitors have substantially greater financial, technical, sales, marketing, and other resources, as well as greater historical market acceptance than we have. Accordingly, such competitors may be able to respond more quickly to changes in customer requirements, or to devote greater resources to the development, promotion, and sales of their services than we can. They may develop exploration services that are superior to ours, with such technologies achieving greater market acceptance than our HI Technology. Increased competition could impair our ability to attract viable industry participants and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, operating results, and financial condition.

Any joint ventures that we participate in will engage in the exploration for and production of oil and gas, industries that are highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States, and the industry is not dominated by any single competitor or a small number of competitors. We would be competing with numerous industry participants for the acquisition of land and rights to prospects and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical, and other resources substantially in excess of those available to us.

The oil and gas industry is characterized by rapid technological advancements and the frequent introduction of new products, services, and technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to improve or complement the HI Technology or to implement additional technologies at substantial cost. In addition, other oil and gas exploration companies may implement new technologies before us, and such companies may be able to provide enhanced capabilities and superior quality compared with ours.

Specifically regarding seismic, the acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Primary competitors include CGG Veritas, Petroleum Geo Services, Trace Energy Services, Quantum Geophysical, and Tidelands Geophysical.

Manufacturing Capacity and Suppliers

We are not dependent upon any third-party contract manufacturers or suppliers to satisfy our technology requirements. Our HI Technologies are custom designed, fabricated, and assembled in-house. The customized software used in our data acquisition system is written and modified by outside consulting programmers with whom we have long-standing relationships. The computer hardware we use in our HI Technology, and the balance of the computer software we use, are all readily available from retail or wholesale sources.

License Agreement

We entered into a License Agreement with our chief executive officer and president, William Lachmar, regarding the ownership of, use of, and access to technology that Mr. Lachmar developed known by the parties as the “Hydrocarbon Indication Technology” or “HI Technology.” The License Agreement was approved by our board of directors on November 16, 2007, and is effective as of January 31, 2008. Mr. Lachmar acquired and developed the HI Technology and methods over the past 12 years and has granted exclusive rights to the HI Technology to us.

The material terms of the License Agreement are as follows:

•	Mr. Lachmar granted to us an exclusive, world-wide license to use the Hydrocarbon Identification Technology for commercial exploitation, including subleasing the HI Technology to other parties.
•

The intellectual property associated with the HI Technology, as well as any additional related intellectual property developed by Mr. Lachmar, is included within the scope of the license. Currently, the intellectual property is maintained as trade secrets and protected by the confidentiality provisions of the License Agreement; however, any patents, trademarks or copyrights, or applications therefor, related to the HI Technology would also be included within the scope of the license.

•	Upon execution of the License Agreement, we paid Mr. Lachmar a one-time license fee of $125,000.
•	Mr. Lachmar retained the right to exploit the underlying proprietary technology and processes.
•	The License Agreement may be terminated by either party, subject to a 60-day notice period, upon a breach of the License Agreement that remains uncured during the notice period.

•

The License Agreement may be terminated by Mr. Lachmar in the event we become insolvent or unable to pay our debts as they come due, become the subject of a bankruptcy proceeding (voluntary or involuntary) other than a reorganization, or enter into a general assignment for the benefit of our creditors.

Governmental and Environmental Regulation

The oil and natural gas industry in general is subject to extensive controls and regulations imposed by various levels of the federal and state governments. In particular, oil and natural gas exploration and production is subject to laws and regulations governing environmental quality and pollution control, limits on allowable rates of production by well or proration unit, and other similar regulations. Laws and regulations are generally intended to prevent the waste of oil and natural gas, to protect rights to produce oil and natural gas between owners in a common reservoir, to control the amount of oil and natural gas produced by assigning allowable rates of production, and to reduce contamination of the environment. Environmental regulations affect our operations on a daily basis. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. We believe that the trend to stricter environmental legislation and regulations will continue.

We do not expect that any of these government controls or regulations will affect projects in which we participate in a manner materially different than they would affect other projects of similar size or scope of operations. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted. Governmental regulations may be changed from time to time in response to economic or political conditions. Any laws enacted or other governmental action taken that prohibit or restrict onshore drilling or impose environmental protection requirements that result in increased costs to the oil and natural gas industry in general would have a material adverse effect on our business, financial condition, and results of operations.

Research and Development

Our research and development activities have focused on developing, improving, and testing our HI Technology and related components. We acquired rights to all the previous research and development conducted by Mr. Lachmar through our License Agreement. As such, most of the research and development costs have been borne by him. We will be dedicating our expenditures in the areas of base research for equipment design and enhancement of application interpretation capability. Research and development expenses for the years ended March 31, 2009 and 2008, were $2,451 and $3,667, respectively.

Employees

We currently have one full-time employee, our president and chief executive officer, William C. Lachmar, the principal person providing our environmental engineering services. As we further develop and market our petroleum geology services, we will need to hire additional employees.

Office and Facilities

Our executive offices are located at 1306 East Edinger Avenue, Unit C, Santa Ana, California 92705. Our telephone number at that address is 714-665-8777, and our facsimile number is 714-665-8778.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We rent our offices in Santa Ana, California, on a month-to-month basis, which means that we could choose to leave or the property owner could require us to leave with one month’s notice. Our current rental payment is approximately $1,000.00 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and no legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for consideration during the fourth quarter of our most recently completed fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the Over-the-Counter Bulletin Board since May 14, 2009. The following table sets forth for the period indicated the high and low bid prices for our common stock as quoted under the symbol GNNC on the Over-The-Counter Bulletin Board. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2009:
First Quarter (through June 22, 2009)	$0.001	$1.36

As of June 22, 2009, we had 3,257,000 shares of common stock issued and outstanding. Of those shares, 3,000,000 shares are held by William C. Lachmar, our chief executive officer, chief financial officer, and a director.

As of June 22, 2009, there were approximately 160 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to use any future earnings primarily for the expansion of our business.

Penny Stock Regulations

Our stock is presently regulated as a penny stock, and broker-dealers will be subject to regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. The Securities and Exchange Commission has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5.00 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the Securities and Exchange Commission that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

Equity Compensation Plans

The information from the definitive proxy statement for the 2009 annual meeting of stockholders under the caption “Equity Compensation Plans” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, future events that may result in the need for additional capital, the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility, our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities, future plans and the financial and technical resources of industry or financial participants, and other factors.

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

General and Administrative Expenses. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses, and marketing.

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

Revenue Recognition. We recognize revenue when it is realized and earned. We consider revenue realized or realizable and earned when: (1) we have persuasive evidence of an arrangement; (2) services have been rendered and invoiced; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We generate revenues from two environmental services: land surveying and engineering for new construction and environmental impact studies and clean-up services. Operations associated with the oil and gas segment have not yet generated revenues. If and when oil production begins, revenue will be recorded when the product is delivered to the purchaser.

Results of Operations

Comparison of Year Ended March 31, 2009 and 2008

Revenues. Revenues for the year ended March 31, 2009, were $211,136, an increase of $56,045 over revenues of $155,091 for the comparable period in 2008. The increase in revenues was due primarily to services related to a few significant contracts that were completed during the period. Although 2009 was better than 2008, the downturn in the construction industry has resulted in less demand for our services over the last two years.

Cost of Revenues. Cost of revenues for 2009 was $60,262, an increase of $40,778 over cost of revenues of $19,484 for 2008. The increase in cost of revenues from 2008 to 2009 was directly related to the increase in revenues, the lower margins obtained from two significant customers during the year ended March 31, 2009, in which we could not be reimbursed on some of the costs incurred, and an increase in subcontract work needed to complete our projects.

General and Administrative Expenses. General and administrative expenses for 2009 were $280,352, a decrease of $82,433 below general and administrative expenses of $362,785 for 2008. This decrease was primarily due to the decrease in professional service-related fees paid to attorneys, consultants, and accountants during fiscal 2009.

Liquidity and Capital Resources

Net Cash Used in Operating Activities. Net cash used in operating activities during the year ended March 31, 2009, was $34,113, compared to net cash used in operating activities for the year ended March 31, 2008, of $254,078. The decrease in 2009 was directly related to the write-off of $134,636 in bad debts in 2009 and a gain of satisfaction of debt of $92,781, which was recorded in 2008.

Net Cash Used in Investing Activities. Net cash used in investing activities during the year ended March 31, 2009, was $1,800, compared to cash provided by investing activities of $24,270, which consisted of expenditures for purchases of property and equipment and a $45,383 payment on a shareholder note receivable in 2008.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the year ended March 31, 2009, was $0 compared to cash provided by financing activities of $249,700, which was the result of a private placement of our common stock during the year ended March 31, 2008.

As of March 31, 2009, our principal source of liquidity was cash totaling $156,807. The primary source of our liquidity during the year ended March 31, 2008, was the cash on hand, which funded our operations. We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, including our marketing efforts, for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (who are the same person and whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement for the 2009 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information from the definitive proxy statement for the 2009 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement for the 2009 annual meeting of stockholders under the caption “Principal Stockholders” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement for the 2009 annual meeting of stockholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement for the 2009 annual meeting of stockholders under the caption “Relationship with Independent Auditors” is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Articles of Merger	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

3.02	Bylaws	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.01	Specimen stock certificate—Common Stock	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 10.	Material Contracts

10.01	License Agreement between Geo Point Technologies, Inc. and Bill Lachmar, as of January 31, 2008	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 14.	Code of Ethics

14.01	Code of Ethics	This filing.

Item 21.	Subsidiaries

21.01	Schedule of Subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant To Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT TECHNOLOGIES, INC.

Date: June 23, 2009	By:	/s/ WILLIAM C. LACHMAR
WILLIAM C. LACHMAR
President, Principal Executive Officer, and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 23, 2009	/s/ William C. Lachmar
William C. Lachmar, Director

June 23, 2009	/s/ Clarence O. “Clay” Durham, Jr.
Clarence O. “Clay” Durham, Jr., Director

June 23, 2009	/s/ Jeffrey T. Jensen
Jeffrey T. Jensen, Director

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Technologies, Inc.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended March 31, 2009 and 2008	F-4

Statements of Shareholders’ Equity for the Years Ended March 31, 2008
and 2009	F-5

Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	F-6

Notes to the Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944	A Member of the Forum of Firms
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Technologies, Inc.

We have audited the accompanying balance sheets of Geo Point Technologies, Inc. (the “Company”) as of March 31, 2009 and 2008, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Technologies, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hansen, Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 23, 2009

GEO POINT TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	March 31,
	2009	2008

ASSETS
Current Assets
Cash	$ 156,807	$ 192,720
Accounts receivable, net of allowance for bad debt
of $60,333 and $47,296, respectively	11,228	101,188
Prepaid expenses and other current assets	4,125	3,225
Total Current Assets	172,160	297,133
Furniture and equipment, net of accumulated depreciation of
$34,819 and $22,336, respectively	13,358	24,041
Other assets	1,000	1,000
Total Assets	$ 186,518	$ 322,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 69,400	$ 76,778
Income taxes payable	13,887	13,887
Total Current Liabilities	83,287	90,665

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(146,719)	(18,441)
Total Shareholders' Equity	103,231	231,509
Total Liabilities and Shareholders' Equity	$ 186,518	$ 322,174

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2009	2008

Sales	$ 211,236	$ 155,091
Cost of Sales	60,262	19,484
Gross Profit	150,974	135,607
Operating Expenses
General and administrative expenses	280,352	362,785
Total Operating Expenses	280,352	362,785
Operating Loss	(129,378)	(227,178)
Gain on satisfaction of debt	-	92,781
Other income (expense)	1,958	(9,401)
Loss before provision (benefit) for income taxes	(127,420)	(143,798)
Provision (benefit) for income taxes	858	(35,410)
Net Loss	$ (128,278)	$ (108,388)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,067,923

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital (Par Value Paid in Excess of Capital)	Retained Earnings (Accumulated Deficit)	Total

Balance at March 31, 2007	3,000,000	$ 3,000	$ (2,750)	$ 89,947	$ 90,197

Proceeds from sale of common stock	257,000	257	249,443	-	249,700

Net loss	-	-	-	(108,388)	(108,388)

Balance at March 31, 2008	3,257,000	3,257	246,693	(18,441)	231,509

Net loss	-	-	-	(128,278)	(128,278)

Balance at March 31, 2009	3,257,000	$ 3,257	$ 246,693	$ (146,719)	$ 103,231

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$ (128,278)	$ (108,388)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	12,483	9,138
Bad debt	134,636	(92,781)
Changes in assets and liabilities:
Accounts receivable	(44,677)	(25,801)
Prepaid expenses and other current assets	(900)	2,359
Accounts payable and accrued liabilities	(7,377)	9,752
Income taxes payable	-	(48,357)
Net Cash Used in Operating Activities	(34,113)	(254,078)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,800)	(21,113)
Payment from related party notes receivable	-	45,383
	-	-
Net Cash Provided by (Used in) Investing Activities	(1,800)	24,270
Cash Flows from Financing Activities:
Proceeds from shareholder advances	-	-
Proceeds from issuance of convertible notes payable	-	-
Proceeds from issuance of common shares	-	249,700
Proceeds from credit facility	-	-
Net proceeds from line of credit	-	-
Cash Flows Provided by Financing Activities:	-	249,700
Net Change in Cash	(35,913)	19,892
Cash at Beginning of Year	192,720	172,828
Cash at End of Year	$ 156,807	$ 192,720

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ 337
Cash paid for income taxes	$ -	$ 16,172

Non-Cash Investing and Financing Activities:
Disposal of land lease	$ -	$ (80,000)
Satisfaction of debt in exchange for land lease	$ -	$ 150,000
Satisfaction of accrued interest in exchange for land lease	$ -	$ 22,781

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND BUSINESS

Geo Point Technologies, Inc. (the “Company”), was incorporated in the state of California on November 26, 2002. The Company’s operations are located Santa Ana, California. In 2006, the Company formed Geo Point Merger Co., a Utah corporation, for the purpose of moving the domicile of the Company from California to Utah. The move was accomplished with an Agreement and Articles of Merger entered into by the two companies. Under the terms of the merger, upon execution, the two companies merged, and the Utah company was designated as the surviving corporation. The sole shareholder of the California company surrendered his stock and received one share of stock in the Utah company for every share of the California company. The articles of incorporation and bylaws of the Utah company became the articles and bylaws of the surviving corporation. The Utah company furthermore acquired all the assets and obligations of any kind of the California company. Finally, upon execution of the Agreement and Articles of Merger, the name of Geo Point Merger Co., was changed to Geo Point Technologies, Inc.

In connection with this recapitalization, the Company issued 3,000,000 shares of common stock to the sole shareholder for all the outstanding common stock of the California entity. Both entities were under common control and thus, the 3,000,000 shares have been reflected as being outstanding since inception.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and payables. The fair value of financial instruments approximated their carrying values as of March 31, 2009 and 2008.

Concentration of Credit Risks

During the year ended March 31, 2009, services provided to two customers accounted for 29% and 16% of total revenues. During the year ended March 31, 2008, services provided to the same two customers accounted for 31% and 24% of total revenues. As of March 31, 2009, two customers accounted for 51% and 48% of the accounts receivable balance. As of March 31, 2008, the same two customers accounted for 70% and 23% of the accounts receivable balance. Management believes the loss of these customers could have a material impact on the Company.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents. At March 31, 2009 and 2008, the Company did not have any cash deposits in excess of FDIC limits.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer, if the Company has no previous experience with the customer, the Company typically requests retainers or obtains financial information sufficient to extend the credit. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers deteriorates, additional allowances are made. The Company increased the allowance by $134,636 during the year ended March 31, 2009. This increase related to two customers for sales generated in the first two quarters of fiscal 2009 and was needed due to the declining financial position of the customers during the third and fourth quarter of the Company’s fiscal year and, in addition, to the decrease in value of the assets securing the receivable.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Computers, other office equipment, and furniture are depreciated over a period of three to seven years. Vehicles are depreciated over five years.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Revenue Recognition

The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and are invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company’s primary source of revenue has been in its environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

The Company also has operations associated with the oil and gas segment that have limited activity and have not yet generated revenues.

Research and Development

Research and development are primarily related to developing and improving methods to detect oil and gas reserves. Research and development expenses are expensed when incurred and are included in general and administrative expenses on the accompanying statements of operations for the years ended March 31, 2009 and 2008, and were $2,451 and $3,667, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”), No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Segment Reporting

The Company reports its segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. At March 31, 2007, the Company had two reporting segments under SFAS No. 131, environmental and engineering services, and oil and gas properties. During fiscal 2007, the Company commenced its oil and gas operations. At March 31, 2009 and 2008, this segment had no assets, no revenues, and limited expenses.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of March 31, 2009 and 2008, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008

Computers and equipment	$ 34,326	$ 32,526
Vehicles	13,851	13,851
Total	48,177	46,377
Less: accumulated depreciation	(34,819)	(22,336)
Net Value	$ 13,358	$ 24,041

Depreciation expense for the years ended March 31, 2009 and 2008, was $12,483 and $9,138, respectively.

NOTE 4 – INVESTMENT IN LAND LEASE

In January 2007, the Company entered into a land lease in Texas for $80,000. Under the terms of the lease, the Company has the option to drill for oil for a period of three years. On February 21, 2008, the Company entered into an assignment and release agreement with the $150,000 note holder discussed in Note 6. Under the terms of the agreement, the Company transferred the rights to the land lease to the holder in full satisfaction of the note and accrued interest.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Note Receivable

At various times during the year ended March 31, 2007, the Company loaned another entity partially owned by the Company’s majority shareholder a total of $45,383. The loan was unsecured, incurred interest at 6.0%, and was due on demand. The loan was used by the other entity to commence and fund operations. The loan and accrued interest were repaid during the year ended March 31, 2008. During the year ended March 31, 2008, the Company recorded interest income of $1,582.

License Agreement

The Company entered into a License Agreement with its chief executive officer and president, William Lachmar, regarding the ownership of, use of, and access to technology that Mr. Lachmar developed known by the parties as the “Hydrocarbon Indication Technology” or “HI Technology.” The License Agreement was approved by the Company’s board of directors on November 16, 2007, and is effective as of January 31, 2008. Mr. Lachmar acquired and developed the HI Technology and methods over the past 12 years and has granted exclusive rights to the HI Technology to the Company. Upon execution of the License Agreement, Mr. Lachmar was paid a one-time license fee of $125,000, which was charged to general and administrative expense upon payment.

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

NOTE 6 – NOTE PAYABLE

In May 2006, the Company entered into a note agreement for $150,000 in proceeds. The note bore interest at 2.0% per annum plus LIBOR (9.5% at March 31, 2007) and was due one year from the date of issuance. The proceeds of the note were used for operating purposes and to acquire the land lease described in Note 4. On February 21, 2008, the Company transferred the rights to the land lease to the note holder in full satisfaction of the note and accrued interest. In connection with this exchange, the Company recorded a gain on satisfaction of debt of $92,781.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended March 31, 2009 and 2008:

		2009	2008
Current
	Federal	$ -	$ (36,210)
	State	858	800
		858	(35,410)
Deferred
	Federal	43,040	1,932
	State	7,895	472
	Valuation allowance	(50,935)	(2,403)

Provision/(Benefit)		$ 858	$ (35,410)

The following is a reconciliation of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2009 and 2008:

	2009	2008

Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	8.3%	8.3%
Other	(1.6)%	(0.2)%
Change in valuation allowance	(40.0)%	(1.6)%
Benefit in net operating loss usage	-	(63.9)%

Provision/(Benefit)	0.7%	(23.4)%

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

Deferred tax assets and liabilities at March 31, 2009, are as follows:

Deferred Income Taxes

Current –	Allowance for doubtful accounts	$ 25,521
	Net operating loss carryforwards	45,420

Valuation allowance		(70,941)

Net deferred tax asset		$ -

During the years ended March 31, 2009 and 2008, the Company’s valuation allowance increased by $50,935 and decreased by $2,403, respectively. As of March 31, 2009, the Company’s net operating loss carryforwards begin to expire in 2029 for federal purposes and 2014 for state purposes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s articles of incorporation, the board of directors is authorized, without stockholder action, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the number of shares and rights, preferences, and limitations of each series. Among the specific matters that may be determined by the board of directors are the dividend rate, the redemption price, if any, conversion rights, if any, the amount payable in the event of any voluntary liquidation or dissolution, and voting rights, if any. If the Company offers preferred stock, the specific designations and rights will be described in amended articles of incorporation.

Common Stock

In November 2007, a one-to-30 forward split of issued and outstanding common stock resulted in the retroactive increase of the initial outstanding shares to 3,000,000. During the year ended March 31, 2008, the Company conducted an offering with a Private Placement Memorandum and sold 257,000 shares of common stock for gross cash proceeds of $257,000. The Company incurred $7,300 in placement costs related to this offering.