Form 10-Q
period 2009-06-30
GEO POINT TECHNOLOGIES INC
filed 2009-08-14
CIK 1425264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number 000-53182

GEO POINT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Utah	11-3797590
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2009, issuer had 3,257,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations..	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4T. Controls and Procedures	10

PART II – OTHER INFORMATION
Item 6. Exhibits	10
Signature	11

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current Assets
Cash	$ 122,047	$ 156,807
Accounts receivable, net of allowance for bad debt
of $60,333 and $60,333, respectively	56,122	11,228
Prepaid expenses and other current assets	3,825	4,125
Total Current Assets	181,994	172,160
Furniture and equipment, net of accumulated depreciation of $37,819 and
$34,819, respectively	10,358	13,358
Other assets	1,000	1,000
Total Assets	$ 193,352	$ 186,518

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 84,580	$ 69,400
Income taxes payable	12,266	13,887
Total Current Liabilities	96,846	83,287

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(153,444)	(146,719)
Total Shareholders' Equity	96,506	103,231
Total Liabilities and Shareholders' Equity	$ 193,352	$ 186,518

The accompanying notes are an integral part of the condensed unaudited financial statements.

3

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2009	2008

Sales	$ 57,624	$ 70,133
Cost of Sales	26,675	19,604
Gross Profit	30,949	50,529
Operating Expenses
General and administrative expenses	37,700	45,611
Total Operating Expenses	37,700	45,611
Operating Income (Loss)	(6,751)	4,918
Other income (expense)	26	726
Net Income (Loss)	$ (6,725)	$ 5,644

Basic and Diluted Income (Loss) per Share	$ (0.00)	$ 0.00
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,257,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

4

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$ (6,725)	$ 5,644
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	3,000	3,000
Changes in assets and liabilities:
Accounts receivable	(44,894)	(22,408)
Prepaid expenses and other current assets	300	-
Accounts payable and accrued liabilities	15,180	(5,651)
Income taxes payable	(1,621)	-
Net Cash Used in Operating Activities	(34,760)	(19,415)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(664)
Net Cash Used in Investing Activities	-	(664)
Net Change in Cash	(34,760)	(20,079)
Cash at Beginning of Period	156,807	192,720
Cash at End of Period	$ 122,047	$ 172,641

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 1,621	$ -

The accompanying notes are an integral part of the condensed unaudited financial statements.

5

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Geo Point Technologies, Inc. (the “Company”), was incorporated in the state of California on November 26, 2002. The Company’s operations are located in Santa Ana, California. In 2006, the Company formed Geo Point Merger Co., a Utah corporation, for the purpose of moving the domicile of the Company from California to Utah. The move was accomplished with an Agreement and Articles of Merger entered into by the two companies. Under the terms of the merger, upon execution, the two companies merged, and the Utah company was designated as the surviving corporation. The sole shareholder of the California company surrendered his stock and received one share of stock in the Utah company for every share of the California company. The articles of incorporation and bylaws of the Utah company became the articles and bylaws of the surviving corporation. The Utah company furthermore acquired all the assets and obligations of any kind, of the California company. Finally, upon execution of the Agreement and Articles of Merger, the name of Geo Point Merger Co. was changed to Geo Point Technologies, Inc.

The Company provides geological and earth study services related to: land surveying for new construction; soil testing and environmental risk and impact assessments; natural resource assessments with an emphasis on oil, and gas deposit discovery.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the March 31, 2009, audited annual financial statements contained in the Form 10-K filed with the SEC.

The results of operations for the three months ended June 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements. Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts and the useful life of property and equipment.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and payables. The fair value of financial instruments approximated their carrying values as of June 30, 2009.

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

Concentrations

Three customers represented 77% of total sales for the three months ended June 30, 2009. Two of these customers accounted for 31% of the gross accounts receivable balance as of June 30, 2009. The loss of one or more of these customers would adversely affect the Company.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of June 30, 2009 and 2008, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial statements or disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: (1) to name the two types of subsequent events either as recognized or non-recognized subsequent events; (2) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued; and (3) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists of direct supplies and direct labor related to the fulfillment of each job.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues. Revenues for the three months ended June 30, 2009, were $57,624, a decrease of $12,509, compared to revenues of $70,133 for the same quarter in fiscal year 2008. The decrease in revenues was due primarily to the completion of two significant contracts during the first quarter of fiscal 2008 in addition to increased competition from competitive proposals.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2009, was $26,675, an increase of $7,071, compared to cost of revenues of $19,604 for the same quarter in fiscal year 2008. The increase in cost of revenues from 2009 to 2008 was directly related to the lower margins obtained on current year projects due to increased competition from competitive proposals.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009, were $37,700, a decrease of $7,911, compared to general and administrative expenses of $45,611 for the same quarter in fiscal year 2008. This decrease was primarily due to a decrease in professional fees and other general corporate expenditures.

Cash Flows from Operating Activities

Net Cash Used in Operating Activities. Net cash used in operating activities during the three months ended June 30, 2009, was $34,760, compared to net cash used in operating activities for the three months ended June 30, 2008, of $19,415. The increase in 2009 was directly related to the increase in net loss and accounts receivable balances.

Liquidity and Capital Resources

As of June 30, 2009, our principal source of liquidity was cash totaling $122,047. The primary source of our liquidity during the three months ended June 30, 2009, was the cash on hand, which funded our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ William C. Lachmar
William C. Lachmar, President, Chief Executive Officer, and Chief Financial Officer