Form 10-Q
period 2009-09-30
GEO POINT TECHNOLOGIES INC
filed 2009-11-16
CIK 1425264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2009, issuer had 3,257,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations..	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4T. Controls and Procedures	10

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 6. Exhibits	11
Signature	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS
Current Assets
Cash	$136,592	$156,807
Accounts receivable, net of allowance for bad debt
of $65,783 and $65,783, respectively	14,961	11,228
Prepaid expenses and other current assets	3,225	4,125
Total Current Assets	154,778	172,160
Furniture and equipment, net of accumulated depreciation of $40,819 and
$34,819, respectively	7,358	13,358
Other assets	1,000	1,000
Total Assets	$163,136	$186,518

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$73,500	$69,400
Income taxes payable	12,266	13,887
Total Current Liabilities	85,766	83,287

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(172,580)	(146,719)
Total Shareholders' Equity	77,370	103,231
Total Liabilities and Shareholders' Equity	$163,136	$186,518

The accompanying notes are an integral part of the condensed unaudited financial statements.

3

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended			For the Six Months Ended
September 30			September 30
2009		2008	2009	2008

Sales	$52,695	$86,766	$110,319	$156,899
Cost of Sales	18,268	16,857	44,943	36,461
Gross Profit	34,427	69,909	65,376	120,438
Operating Expenses
General and administrative expenses	53,414	70,879	91,114	116,490
Research and development	-	-	-	-
Total Operating Expenses	53,414	70,879	91,114	116,490
Operating Income (Loss)	(18,987)	(970)	(25,738)	3,948
Gain on satisfaction of debt	-	-	-	-
Other income (expense)	(149)	526	(123)	1,252
Income (loss) before provision for income taxes	(19,136)	(444)	(25,861)	5,200
Provision (benefit) for income taxes	-	-	-	-
Net Income (Loss)	$(19,136)	$(444)	$(25,861)	$5,200

Basic and Diluted Loss per Share	$(0.01)	$(0.00)	$(0.01)	$0.00
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,257,000	3,257,000	3,257,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

4

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(25,861)	$5,200
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	6,000	6,000
Changes in assets and liabilities:
Accounts receivable	(3,732)	(37,612)
Prepaid expenses and other current assets	900	-
Accounts payable and accrued liabilities	4,099	14,285
Income taxes payable	(1,621)	-
Net Cash Used in Operating Activities	(20,215)	(12,127)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(4,684)
Net Cash Used in Investing Activities	-	(4,684)
Net Change in Cash	(20,215)	(16,811)
Cash at Beginning of Period	156,807	192,720
Cash at End of Period	$136,592	$175,909

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

5

GEO POINT TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the March 31, 2009, audited annual financial statements contained in the Form 10-K filed June 25, 2009, with the SEC.

The results of operations for the three and six months ended September 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements. Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts and the useful life of property and equipment.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and payables. The fair value of financial instruments approximated their carrying values as of September 30, 2009.

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

Concentrations

Two customers represented 51.7% of total sales for the six months ended September 30, 2009. Two customers accounted for 100% of the gross accounts receivable balance as of September 30, 2009. The loss of one or more of these customers would adversely affect the Company.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of September 30, 2009 and 2008, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FASB ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, November 16, 2009, noting no items that require disclosure.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). FASB ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted FASB ASC 105 during the three months ended September 30, 2009, with no impact to its financial statements, except for the changes related to the referencing of financial standards.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues. Revenues for the three months ended September 30, 2009, were $52,695, a decrease of $34,071 over revenues of $86,766 for the comparable period in 2008. The decrease in revenues was due primarily to increased competition from competitive proposals.

Cost of Revenues. Cost of revenues for 2009 was $18,268, an increase of $1,411 over cost of revenues of $16,857 for 2008. The increase in cost of revenues from 2008 to 2009 was directly related to the lower margins obtained on current year projects due to increased competition from competitive proposals.

General and Administrative Expenses. General and administrative expenses for 2009 were $53,414, a decrease of $17,465 over general and administrative expenses of $70,879 for 2008. This decrease was primarily due to a decrease in professional fees and other general corporate expenditures.

Comparison of Six Months Ended September 30, 2009 and 2008

Revenues. Revenues for the six months ended September 30, 2009, were $110,319, a decrease of $46,580 over revenues of $156,899 for the comparable period in 2008. The decrease in revenues was due primarily to the completion of two significant contracts during the first quarter of fiscal 2008 in addition to increased competition from competitive proposals.

Cost of Revenues. Cost of revenues for 2008 was $44,943, an increase of $8,482 over cost of revenues of $36,461 for 2008. The increase in cost of revenues from 2008 to 2009 was directly related to the lower margins obtained on current year projects due to increased competition from competitive proposals.

General and Administrative Expenses. General and administrative expenses for 2009 were $91,114, a decrease of $25,376 over general and administrative expenses of $116,490 for 2008. This decrease was primarily due to a decrease in professional fees and other general corporate expenditures.

Cash Flows from Operating Activities

Net Cash Used in Operating Activities. Net cash used in operating activities during the six months ended September 30, 2009, was $20,215, compared to net cash used in operating activities for the six months ended September 30, 2008, of $12,127. This increase in cash used for operations was primarily due to the loss incurred during the six months ended September 30, 2009 compared to net income during the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2009, our principal source of liquidity was cash totaling $136,592. The primary source of our liquidity during the six months ended September 30, 2009, was our cash on hand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2009, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

(a)	Elect William C. Lachmar, Clarence O. “Clay” Durham, Jr., and Jeffrey T. Jensen as our directors by a plurality as shown below:

		Withheld
Director	For	Authority

William C. Lachmar	3,000,000	-
Clarence O. “Clay” Durham, Jr.	3,000,000	-
Jeffrey T. Jensen	3,000,000	-

(b)	Ratify the appointment of Hansen, Barnett & Maxwell as our independent registered public accounting firm:

For	Against	Abstain
3,000,000	-	-

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ William C. Lachmar
William C. Lachmar, President, Chief Executive Officer, and Chief Financial Officer