Form 10-Q
period 2009-12-31
GEO POINT TECHNOLOGIES INC
filed 2010-02-16
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 15, 2010, issuer had 3,257,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited)	5
Notes to the Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T. Controls and Procedures	11

PART II – OTHER INFORMATION
Item 6. Exhibits	12
Signature	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2009

ASSETS
Current Assets
Cash	$85,707	$156,807
Accounts receivable, net of allowance for bad debt of $65,783 and $65,783, respectively	12,459	11,228
Prepaid expenses and other current assets	-	4,125
Total Current Assets	98,166	172,160
Furniture and equipment, net of accumulated depreciation of
$43,819 and $34,819, respectively	4,358	13,358
Other assets	1,103	1,000
Total Assets	$103,627	$186,518

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$53,241	$69,400
Income taxes payable	-	13,887
Total Current Liabilities	53,241	83,287

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(199,564)	(146,719)
Total Shareholders' Equity	50,386	103,231
Total Liabilities and Shareholders' Equity	$103,627	$186,518

The accompanying notes are an integral part of the condensed unaudited financial statements. 3

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$15,022	$851	$125,341	$157,750
Cost of Sales	7,693	1,140	52,636	37,601
Gross Profit (Loss)	7,329	(289)	72,705	120,149
Operating Expenses
General and administrative expenses	34,315	45,942	125,429	162,432
Total Operating Expenses	34,315	45,942	125,429	162,432
Operating Loss	(26,986)	(46,231)	(52,724)	(42,283)
Other income (expense)	2	561	(121)	1,813
Net Loss	$(26,984)	$(45,670)	$(52,845)	$(40,470)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,257,000	3,257,000	3,257,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

4

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(52,845)	$(40,470)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	9,000	9,000
Bad debt	-	64,880
Changes in assets and liabilities:
Accounts receivable	(1,230)	(68,342)
Prepaid expenses and other current assets	4,022	-
Accounts payable and accrued liabilities	(16,160)	(43,962)
Income taxes payable	(13,887)	-
Net Cash Used in Operating Activities	(71,100)	(78,894)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(5,959)
Net Cash Used in Investing Activities	-	(5,959)
Net Change in Cash	(71,100)	(84,853)
Cash at Beginning of Period	156,807	192,720
Cash at End of Period	$85,707	$107,867

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$7,197	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

5

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

The results of operations for the three and nine months ended December 31, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, and payables.  The fair value of financial instruments approximated their carrying values as of December 31, 2009.

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

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) services have been rendered and are invoiced, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured.

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

Concentrations

Two customers represented 49.2% of total sales for the nine months ended December 31, 2009.  Two customers accounted for 100% of the gross accounts receivable balance as of December 31, 2009.  The loss of one or more of these customers would adversely affect the Company.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of December 31, 2009 and 2008, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events).  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted FASB ASC 855 during the three months ended June 30, 2009.  The Company evaluated subsequent events through the issuance date of the financial statements, February 16, 2010, noting no items that require disclosure.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162).  FASB ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  FASB ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted FASB ASC 105 during the three months ended December 31, 2009, with no impact to its financial statements, except for the changes related to the referencing of financial standards.

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

Results of Operations

Comparison of Three Months Ended December 31, 2009 and 2008

Revenues.  Revenues for the three months ended December 31, 2009, were $15,022, an increase of $14,171 over revenues of $851 for the comparable period in 2008.  The increase in revenues was primarily due to the lack of open jobs in fiscal 2008.

Cost of Revenues.  Cost of revenues for 2009 was $7,693, an increase of $6,553 over cost of revenues of $1,140 for 2008.  The increase in cost of revenues from 2008 to 2009 was directly related to the increase in revenues.

General and Administrative Expenses.  General and administrative expenses for 2009 were $34,315, a decrease of $11,627 over general and administrative expenses of $45,942 for 2008.  This decrease was primarily due to a decrease in professional fees and other general corporate expenditures.

Comparison of Nine Months Ended December 31, 2009 and 2008

Revenues.  Revenues for the nine months ended December 31, 2009, were $125,341, a decrease of $32,409 over revenues of $157,750 for the comparable period in 2008.  The decrease in revenues was due primarily to the completion of two significant contracts during the first quarter of fiscal 2008. Increased competition from competitive proposals was an additional factor.

Cost of Revenues.  Cost of revenues for 2008 was $52,636, an increase of $15,035 over cost of revenues of $37,601 for 2008.  The increase in cost of revenues from 2009 to 2008 was directly related to the lower margins obtained on current year projects due to increased competition from competitive proposals.

General and Administrative Expenses.  General and administrative expenses for 2009 were $125,429, a decrease of $37,003 over general and administrative expenses of $162,432 for 2008.  This decrease was primarily due to a decrease in professional fees and other general corporate expenditures.

Cash Flows from Operating Activities

Net Cash Used in Operating Activities.  Net cash used in operating activities during the nine months ended December 31, 2009, was $71,100, compared to net cash used in operating activities for the nine months ended December 31, 2008, of $78,894.  This decrease in cash used for operations was primarily due to accounts payable, which decreased less during the nine months ended December 31, 2009, compared with the same period in 2008.

Liquidity and Capital Resources

As of December 31, 2009, our principal source of liquidity was cash totaling $85,707.  The primary source of our liquidity during the nine months ended December 31, 2009, was our cash on hand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: February 16, 2010	By:	/s/ William C. Lachmar
William C. Lachmar, President, Chief Executive Officer, and Chief Financial Officer