Form 10-K
period 2010-03-31
GEO POINT TECHNOLOGIES INC
filed 2010-07-14
CIK 1425264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Commission File Number 000-53182

Geo Point Technologies, Inc.
(Exact name of registrant as specified in its charter)

Utah	11-3797590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

257 East 200 South, Suite 490
Salt Lake City, UT	84111
(Address of principal executive offices)	(Zip Code)

801-810-4662
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of September 30, 2009, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $320,530.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 12, 2010, issuer had 3,257,000 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

i

PART I

ITEM 1.  BUSINESS

History

Geo Point Technologies was formed as a DBA of our founder, William Lachmar, in 1997 and then incorporated under the laws of California in 2002.  In October 2006, we changed our state of incorporation from California to Utah by merging with our wholly owned Utah subsidiary formed for that purpose.  As used in this report, the terms “we,” “us,” and “our” refer to Geo Point Technologies, Inc., a corporation organized under Utah law.

Current Activities

In May 2010, we entered into a share exchange agreement with GSM Oil Holdings Limited (“GSM Oil Holdings”), a limited liability company organized in Cyprus, and Summit Trustees PLLC, a Utah professional limited liability company, to acquire all of the issued and outstanding stock of GSM Oil Holdings.  GSM Oil Holdings is in the process of acquiring Sinur Oil LLP (“Sinur Oil”) through its wholly owned Dutch subsidiary, GSM Oil B.V.  Sinur Oil LLP is a development-stage oil refining company with operations in southern Kazakhstan and has recently completed construction of its micro oil refinery.  At closing, we will issue 26,808,000 shares of our common stock to Summit Trustees PLLC and will receive all of the outstanding shares of GSM Oil Holdings.  Significant conditions to closing must be resolved before the transaction can be closed, including GSM Oil Holdings’ acquisition of Sinur Oil and our satisfactory evaluation of the assets and operations of Sinur Oil’s oil refinery.

To date, our primary efforts have been in our environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange.

Our engineering division has provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and dispensing systems to comply with continually changing C.A.R.B. (California Air Resources Board) regulations.

Our petroleum geology division has not promoted its services to customers but has been engaged in research and development of hydrocarbon-indicating methods and technology.

Upon the completion of the acquisition of Sinur Oil, we plan to shift our focus to oil refining activities.  To carry out this transition, we will continue the operations of our other divisions until such time as the oil refining division is generating sufficient revenue to be self-sustaining.  At that point, we will evaluate whether or not to continue the operations of our environmental, engineering, and petroleum geology divisions or to focus all of our resources on our petroleum refining division.

Corporate Objective

We intend to become an oil refiner through our acquisition of Sinur Oil.  The Sinur Oil refinery is located in Karatau, Kazakhstan.  The refinery is designed to process crude oil into diesel, gasoline, and mazut, a fuel oil.  We would then market and sell the refined products domestically, as well as export them to the surrounding region.

Business Strategy

Our primary objective will be the achievement of profitability and self-sustaining growth by:

●	sourcing high-quality crude oil at favorable prices from local oil fields;

●	refining oil at our Karatau, Kazakhstan, micro-refinery; and

●	selling the finished products, which consist of diesel, petroleum, and mazut, both to domestic and international customers.

The Sinur Oil Plant at Karatau

The site of the Sinur Oil refinery was previously a fuel depot.  It was acquired by the Sinur Oil principals in 2007.  Since then, it has been remodeled and enhanced to turn it into a fully functional oil refinery.  The plant is expected to produce approximately 25,000 tons annually of refined products.  The micro-refinery is based on technology that has been in use since the 1990s and is currently deployed in over a dozen micro refineries throughout Kazakhstan.  The refinery is located in Karatau, Kazakhstan, which is about 50 miles from Taraz, the fifth largest city in Kazakhstan.  The existing infrastructure, which includes electrical supply, water, boiler room, reservoirs, pipeline access, rail access, and administrative buildings, should be able to support an increase in refining activity.  Throughout Kazakhstan there are several smaller oil fields, similar to one of Sinur Oil’s current suppliers, Turan Barlau, that are looking for access to refineries, but do not produce sufficient volume to supply larger refineries.

The technology for the main refining stack has been provided by Montazh-Engineering LLP, a Kazakh company.  It relies on electromagnetic induction instead of traditional open-flame combustion as its major heat source.  We believe that this new “green” technology provides the following advantages over traditional refineries:

•	Environmentally Friendly - The absence of emissions from combustion products results in a cleaner, less-polluted environment.

•	Consistency – The induction heater enables operators to adjust temperatures with more precision than oil-fired furnaces, resulting in a more consistent and uniform finished product.

•	Reduced Labor – The highly automated process requires fewer employees to oversee and make adjustments.

•	Safety – The absence of an open flame combined with lower excess pressure, compared to other refining technologies, offers a safer work environment for plant operators.

•
Energy Efficiency – Oil-fired furnaces lose large amounts of heat through exhaust fumes, resulting in heat transfer efficiencies of less than 60%.  The electromagnetic inductors, on the other hand, can convert electrical energy into heat at over 98% efficiency on-site.

•	Cost Savings – Plant construction requires a fraction of the initial capital expenditures necessary for the traditional billion dollar refineries.

•
Modularity - The modular design of the micro-refinery enables it to be expanded in relatively brief time (6-9 months) by constructing additional refining stacks.  This also allows one stack to be shut down for maintenance independently of the others, allowing the plant to remain in operation, as compared to the large-scale refineries that have to completely shut down annually for up to 30 days at a time to perform maintenance.

Competition

Petroleum refining and marketing is highly competitive.  Within Kazakhstan, there are three major refineries – Shymkent, Pavlodar, and Atyrau – that supply the majority of the country’s refined petroleum needs.  The Shymkent refinery is located in southern Kazakhstan within 200 kilometers of the Sinur Oil refinery in Karatau.  The other major Kazakh refineries in Pavlodar and Atyrau are located more than 1,500 kilometers away.  There are also several smaller micro-refineries, similar to Sinur Oil’s, throughout Kazakhstan.

Russia supplies significant quantities of refined products to the Kazakhstan market.  Russian refineries have supplied, on a regular basis, products that are not available or are in short supply from Kazakhstan refineries.  Russian refineries emerge as competitors in the southern Kazakhstan market primarily when supply and demand, currency imbalances, or differing interpretations of applicable legal and tax requirements create opportunities for them to export bulk products into the region.

The principal competitive factors that would affect our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution, and transportation costs.  Certain competitors have refineries that are larger and more complex and, as a result, could have lower per unit costs or higher margins per unit of throughput.  Sinur Oil has no crude oil reserves and does not plan to engage in exploration at this time.  We believe that we will be able to obtain adequate crude oil and other feedstock at generally competitive prices for the foreseeable future.

Manufacturing Capacity and Suppliers

The main piece of equipment for the Sinur Oil refinery, the refining stack, was produced by and bought from Montazh-Engineering LLP, a Kazakh company.  There are other producers of similar micro-refining equipment in Kazakhstan that Sinur Oil evaluated before deciding to use Montazh-Engineering.  If Sinur Oil were to expand its refining capacity, it could take up to a year for Montazh-Engineering to produce and install more refining stacks.

To operate profitably, it is important that Sinur Oil have a reliable supply of quality crude oil for its refining activities.  Sinur Oil has entered into an agreement with the Turan Barlau oil field, located in southern Kazakhstan, to provide enough crude to keep Sinur Oil operating at current maximum capacity.

Governmental and Environmental Regulation

Sinur Oil’s operations are subject to various levels of government control and regulation in Kazakhstan.  We plan to focus on compliance with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate.  In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion.  Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations that affect the oil and gas industry, some of which carry substantial penalties for failure to comply.  These laws and regulations can have a significant impact and could adversely affect our profitability by increasing the cost of doing business and by imposition of new taxes, tax rates, and tax schemes.  Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

We do not expect that any of these government controls or regulations will affect projects in which we participate in a manner materially different than they would affect other projects of similar size or scope of operations.  All current legislation is a matter of public record, and we are not able to accurately predict what additional legislation or amendments may be enacted.  Governmental regulations may be changed from time to time in response to economic or political conditions.

One of the conditions to closing the Sinur Oil acquisition is that Sinur Oil obtain a general refinery license from the government of Kazakhstan.  This license will allow Sinur Oil to sell the finished products it refines itself, as well as allow it to buy and sell petroleum products from other suppliers.  Once the plant was completed and Sinur Oil was fully capitalized, the license application was submitted to the government and is now pending.

Research and Development

To date, our research and development activities have focused on developing, improving, and testing our hydrocarbon-indicating technology and related components.  We are dedicating our expenditures in the areas of base research for equipment design and enhancement of application interpretation capability.  Research and development expenses for the years ended March 31, 2010 and 2009, were $37,042 and $2,451, respectively.

Employees

We currently have one full-time employee.  After completion of the acquisition, it is anticipated that we will have approximately 40 employees.

Office and Facilities

Our executive offices are located at 257 East 200 South, Suite 490, Salt Lake City, Utah 84111.  Our telephone number at that address is 801-810-4662, and our facsimile number is 801-820-3070.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are currently located in office space that has been made available to us by a non-related party free of charge.  We cannot be sure that this space will remain available to us or will continue to be sufficient for our needs.  We rent our environmental remediation offices in Santa Ana, California, on a month-to-month basis, which means that we could choose to leave or the property owner could require us to leave with one month’s notice.  Our current rental payment is approximately $1,000.00 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and no legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the Over-the-Counter Bulletin Board since May 14, 2009.  The following table sets forth for the period indicated the high and low closing sales prices for our common stock as quoted under the symbol GNNC on the Over-The-Counter Bulletin Board:

	Low	High

2010:
Second Quarter (through July 12, 2010)	$3.00	$3.00
First Quarter	1.40	3.00

2009:
Fourth Quarter	1.33	1.33
Third Quarter	1.33	1.33
Second Quarter	1.24	1.33
First Quarter	1.05	1.36

As of July 12, 2010, we had 3,257,000 shares of common stock issued and outstanding.  Of those shares, 3,000,000 shares are held by William C. Lachmar, Manager of Environmental Remediation and a director.

As of July 12, 2010, there were approximately 160 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to use any future earnings primarily for the expansion of our business.

Recent Issuances of Unregistered Securities

In May 2010, we entered into an agreement for financial advising and investment banking services.  In connection with that agreement we issued warrants to purchase 250,000 shares of our common stock at an exercise price of $1.75 per share.  Those warrants expire five years from the date of grant.

No general solicitation was used, no commission or other remuneration was paid in connection with the foregoing transaction, and no underwriter participated.  The purchaser acknowledged, in writing, the receipt of restricted securities.  This transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

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

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include those relating to our liquidity requirements, future events that may result in the need for additional capital, the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility, our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities, future plans and the financial and technical resources of industry or financial participants, and other factors.

Overview

We are a provider of geological and earth study services related to land surveying for new construction, soil testing and environmental risk and impact assessments, and natural resource assessments with an emphasis on oil and gas deposit discovery.  Our services generally are provided in connection with construction projects.

In the future, we intend to shift our focus to oil refining.  Upon completion of the acquisition of Sinur Oil, we will own and operate a micro-refinery in Karatau, Kazakhstan.

Sources of Revenues

We derive our revenues through geological and earth study services related to land surveying for new construction, soil and groundwater environmental impact assessments, environmental clean-up, and natural resource assessments with an emphasis on oil and gas deposit discovery.  Thus far, all of our revenues have been derived in the state of California.

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

Revenue Recognition.  We recognize revenue when it is realized and earned.  We consider revenue realized or realizable and earned when: (1) we have persuasive evidence of an arrangement; (2) services have been rendered and invoiced; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.  We generate revenues from two environmental services: land surveying and engineering for new construction and environmental impact studies and clean-up services.  Operations associated with the oil and gas segment have not yet generated revenues.  If and when oil refining begins, revenue will be recorded when the product is delivered to the purchaser.

Results of Operations

Comparison of Year Ended March 31, 2010 and 2009

Revenues.  Revenues for the year ended March 31, 2010, were $185,986, a decrease of $25,250 below revenues of $211,236 for the comparable period in 2009.  The decrease in revenues was due primarily to the completion of two significant contracts during the first quarter of fiscal 2009.  Increased competition from competitive proposals was an additional factor.

Cost of Revenues.  Cost of revenues for 2010 was $61,001, an increase of $739 over cost of revenues of $60,262 for 2009.  The increase in cost of revenues from fiscal 2009 to 2010 was directly related to the lower margins obtained on current-year projects due to increased competition from competitive proposals.

General and Administrative Expenses.  General and administrative expenses for 2010 were $172,694, a decrease of $107,658 below general and administrative expenses of $280,352 for 2009.  This decrease was primarily due to the reduction in professional fees and other general corporate expenditures in comparison to the previous year, including approximately $130,000 of bad debt expense.  In addition, the current year included $37,042 in research and development costs, which were minimal in the previous year.

Liquidity and Capital Resources

Net Cash Used in Operating Activities.  Net cash used in operating activities during the year ended March 31, 2010, was $34,959, compared to net cash used in operating activities for the year ended March 31, 2009, of $34,113.  The change in periods was immaterially different; however, the biggest difference related to a significant write off of bad debts in the previous year in which was not present in the current year.

Net Cash Used in Investing Activities.  Net cash used in or provided by investing activities during the year ended March 31, 2010, was $0, compared to net cash used of $1,800 by investing activities for the year ended March 31 2009.

As of March 31, 2010, our principal source of liquidity was cash totaling $121,848.  The primary source of our liquidity during the year ended March 31, 2010, was cash on hand, which funded our operations.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, including our marketing efforts, for at least the next 12 months.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.

Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officers, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our Certifying Officers conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, they concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

In May 2010, we entered into an agreement for financial advising and investment banking services with National Securities Corporation.  A copy of that agreement is filed as an exhibit to this report.  Under the agreement, we issued warrants to purchase 250,000 shares of our common stock for $1.75 a share and agreed to issue warrants to purchase an additional 250,000 shares upon our acceptance of certain funding agreements.  In addition, we agreed to pay National Securities a total of $20,000 over the course of three months, 6% of equity capital raised, 3% of debt raised, and warrants to purchase 6% of the number of common shares sold by us.  A cash success fee of the greater of 2-3% of any transaction and $100,000 may also be payable under the agreement.

Additionally, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities: Recent Issuances of Unregistered Securities.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title
Jeffrey Jensen	31	President and Director
William Lachmar	53	Director, Manager of Environmental Remediation
Jeffrey Brimhall	29	Secretary/Treasurer, Director

The principal occupation, title, and business experience of our executive officers and directors during the last five years, including the names and locations of employers, are indicated below.

Jeffrey Jensen became our director in August 2007, and our president and chief executive officer in March 2010.  Mr. Jensen is the president and owner of Jensen Consulting Group, a business consulting firm he founded in April 2007 that helps companies perform financial analysis, forecast cash flow needs, and secure investment capital.  In 2003, he founded Pacific Industrial Contractor Screening, a proprietary online clearinghouse that assists petrochemical companies prequalify contractors, and served as its chief information officer from 2003 through September 2007.  Mr. Jensen earned an M.B.A. from Brigham Young University in 2006 and a B.S. in electrical and computer engineering, magna cum laude, from Brigham Young University in 2003.

Jeffrey Brimhall has been our director and chief financial officer since March 2010.  Mr. Brimhall has several years of accounting and financial reporting experience.  He is currently a Financial Reporting Analyst with Resolute Energy Corp. and was previously an audit supervisor and audit associate with Hein & Associates LLP and Grant Thornton LLP, respectively.  Mr. Brimhall earned his B.S. in accounting from Brigham Young University in 2005 and is a Certified Public Accountant licensed in the state of Colorado.

William Lachmar currently serves as our director.  He was our president and chief executive officer from inception in 1997 and incorporation in 2002 until March 2010, when he resigned and was appointed as manager of environmental remediation.  Mr. Lachmar is a registered geologist in both California and Texas, and is a member of the American Association of Petroleum Geologists, the Association of Ground Water Scientists and Engineers, the Society of Environmental Geoscientists, and the Houston Geological Society.  Mr. Lachmar received a B.S. in geology from the University of California at Los Angeles in 1979.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which was attached as Exhibit 14.01 to our Annual Report on Form 10-K for the Year Ended March 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended March 31, 2010, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the last three fiscal years, the dollar value of all cash and noncash compensation earned by the person who was our chief executive officer (our “Named Executive Officer”) as of the end of the last fiscal year:

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey Jensen CEO(1)	2010	--	--	--	--	--	--	--	--
Jeffrey Brimhall CFO(1)	2010	--	--	--	--	--	--	--	--
William C. Lachmar(2)	2010	$23,806	--	--	--	--	--	--	--
CEO and CFO	2009	23,806	--	--	--	--	--	--	$23,806
	2008	23,806	--	--	--	--	--	--	23,806

(1)	Hired March 29, 2010, and serving without compensation until our financial position permits us to pay compensation.
(2)	Resigned March 29, 2010.

We do not have a written employment agreement with Mr. Lachmar.  Mr. Lachmar resigned as our chief executive and financial officer on March 29, 2010.  He continues to serve as our manager of environmental remediation at the same annual salary.  Mr. Lachmar’s services may be terminated by either party without any required notice.

Our compensation committee reviews our financial condition and internal projections for the following year before setting our officers’ salaries.

No other employee received any compensation from us in the fiscal years ended March 31, 2010 and 2009.

We have an informal profit-sharing plan that provides for an additional payment of up to 25% of Mr. Lachmar’s salary.  To date, we have not made any payments under this informal plan.

No employees received any equity incentive awards during the fiscal years ended March 31, 2010 and 2009.

We do not have any plans that provide for the payment of any retirement benefits to any employee, and there are no contracts, agreements, plans, or arrangements that provide for any payment to any of our executive officers in the event of resignation, retirement, or other termination of employment with us.

Directors’ Compensation

Our directors are not compensated for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of July 12, 2010, the name, address, and stockholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of our common stock currently issued and outstanding; the name and stockholdings of each director; and the stockholdings of all executive officers and directors as a group.  Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
William C. Lachmar	Common Stock	3,000,000	92.1%
1306 Edinger Avenue, Unit C
Santa Ana, CA 92705

Directors:
William C. Lachmar	----------See above----------

Jeffrey Brimhall	Common Stock	--	--
257 East 200 South, #490
Salt Lake City, UT 84111

Jeffrey Jensen	Common Stock	16,000(1)	*
257 East 200 South, #490
Salt Lake City, UT 84111

All Executive Officers and
Directors as a Group (three persons):	Common Stock	3,016,000(1)	92.6%
_______________
*      Less than 1%.
(1)
Shares of common stock are held by Jeffrey Jensen, his wife, Casey Jensen, or JTJ Holdings LLC, CLJ Holdings LLC, Data System Innovations, and Jensen Consulting Group LLC, of which he and his spouse are members and/or managers

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not entered into any transactions with related parties since the beginning of the fiscal year ended March 31, 2010.

Director Independence

None of our directors is considered an independent member of our board of directors under NASD Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $31,765 and $26,580 for professional services rendered for the audit and reviews of our annual and interim financial statements for fiscal years ended March 31, 2010 and 2009, respectively.

Audit Related Fees

For our fiscal years ended March 31, 2010 and 2009, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2010 and 2009, we did not incur any fees for professional services rendered for tax compliance.

Audit and Nonaudit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the board of directors has, as of September 25, 2006, adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements.  The audit committee preapproves specified annual audit services engagement terms and fees and other specified audit fees.  All other audit services must be specifically preapproved by the audit committee.  The audit committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission’s rules on auditor independence.  All audit-related services must be preapproved by the audit committee.

Tax Services.  The audit committee must preapprove any tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories.  The audit committee must preapprove any other services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the audit committee.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Articles of Merger	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 3.	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

3.02	Bylaws	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.01	Specimen stock certificate—Common Stock	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 10.	Material Contracts

10.01	License Agreement between Geo Point Technologies, Inc. and Bill Lachmar, as of January 31, 2008	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Exhibit Number*	Title of Document	Location
10.02	Share Exchange Agreement among Geo Point Technologies, Inc., GSM Oil Holdings Limited, and Summit Trustees PLLC, dated May 7, 2010	This filing.

10.03	Engagement Agreement with National Securities Corp. dated May 28, 2010	This filing.

10.04	Form of Warrant with schedule	This filing.

Item 14.	Code of Ethics

14.01	Code of Ethics	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2009, filed June 24, 2009.

Item 21.	Subsidiaries

21.01	Schedule of Subsidiaries	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2009, filed June 24, 2009.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT TECHNOLOGIES, INC.

Date: July 14, 2010	By:	/s/ Jeffrey Jensen
Jeffrey Jensen
President, Principal Executive Officer

Date: July 14, 2010	By:	/s/ Jeffrey Brimhall
Jeffrey Brimhall
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2010	/s/ Jeffrey Jensen
Jeffrey Jensen, Director
President and Principal Executive Officer

Date: July 14, 2010	/s/ William C. Lachmar
William C. Lachmar, Director

Date: July 14, 2010	/s/ Jeffrey Brimhall
Jeffrey Brimhall, Director
Principal Financial Officer, Secretary and Treasurer

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Technologies, Inc.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2010 and 2009	F-3

Statements of Operations for the Years Ended March 31, 2010 and 2009	F-4

Statements of Shareholders’ Equity for the Years Ended March 31, 2009
and 2010	F-5

Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	F-6

Notes to the Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Geo Point Technologies, Inc.

We have audited the accompanying balance sheets of Geo Point Technologies, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Technologies, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 14, 2010

GEO POINT TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	March 31,
	2010	2009

ASSETS
Current Assets
Cash	$121,848	$156,807
Accounts receivable, net of allowance for bad debt
of $3,618 and $60,333, respectively	60,850	11,228
Prepaid expenses and other current assets	-	4,125
Total Current Assets	182,698	172,160
Furniture and equipment, net of accumulated depreciation of $39,815 and
$34,819, respectively	8,362	13,358
Other assets	1,000	1,000
Total Assets	$192,060	$186,518

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$66,473	$69,400
Income taxes payable	-	13,887
Total Current Liabilities	66,473	83,287

Revolving Credit Facility	-	-
Long-Term Convertible Notes Payable, net of unamortized discount
of $1,165,617 at December 31, 2006	-	-
Total Liabilities	66,473	83,287
Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	246,693	246,693
Accumulated deficit	(124,363)	(146,719)
Total Shareholders' Equity	125,587	103,231

Total Liabilities and Shareholders' Equity	$192,060	$186,518

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2010	2009

Sales	$185,986	$211,236
Cost of Sales	61,001	60,262
Gross Profit	124,985	150,974
Operating Expenses
General and administrative	135,652	277,901
Research and development	37,042	2,451
Total Operating Expenses	172,694	280,352
Operating Loss	(47,709)	(129,378)
Collection of receivables deemed uncollectible	70,186	-
Other income (expense)	(121)	1,958
Income (loss) before provision for income taxes	22,356	(127,420)
Provision for income taxes	-	858
Net Income (Loss)	$22,356	$(128,278)

Basic and Diluted Income (Loss) per Share	$0.01	$(0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,257,000

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2008	3,257,000	$ 3,257	$ 246,693	$ (18,441)	$ 231,509

Net loss	-	-	-	(128,278)	(128,278)

Balance at March 31, 2009	3,257,000	3,257	246,693	(146,719)	103,231

Net income	-	-	-	22,356	22,356

Balance at March 31, 2010	3,257,000	$ 3,257	$ 246,693	$ (124,363)	$ 125,587

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$22,356	$(128,278)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	4,996	12,483
Bad debt	-	134,636
Changes in assets and liabilities:
Accounts receivable	(49,621)	(44,677)
Prepaid expenses and other current assets	4,125	(900)
Accounts payable and accrued liabilities	(2,928)	(7,377)
Income taxes payable	(13,887)	-
Net Cash Used in Operating Activities	(34,959)	(34,113)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,800)
Payment from related party notes receivable	-	-
Net Cash Used in Investing Activities	-	(1,800)

Net Change in Cash	(34,959)	(35,913)

Cash at Beginning of Period	$156,807	$192,720

Cash at End of Period	$121,848	$156,807

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$7,197	$-

The accompanying notes are an integral part of the financial statements.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

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

In May 2010, the Company entered into a share exchange agreement with GSM Oil Holdings Limited (“GSM Oil Holdings”), a limited liability company organized in Cyprus, and Summit Trustees PLLC, a Utah professional limited liability company, to acquire all of the issued and outstanding stock of GSM Oil Holdings.  GSM Oil Holdings is in the process of acquiring Sinur Oil LLP through its wholly owned Dutch subsidiary, GSM Oil B.V.  Sinur Oil LLP is a development-stage oil refining company with operations in the southern area of Kazakhstan and has recently completed construction of its initial “micro” oil refinery.  At closing, the Company will issue 26,808,000 shares of its common stock to Summit Trustees PLLC and will receive all of the outstanding shares of GSM Oil Holdings.  The Company is currently determining the impact of the transaction and expects to account for it as a reverse merger.

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

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

Fair Value of Financial Instruments

On April 1, 2008, the Company adopted the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●
Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2010 and 2009, the Company did not have Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, and payables.  The fair value of financial instruments approximated their carrying values as of March 31, 2010 and 2009.

Concentration of Credit Risks

During the year ended March 31, 2010, services provided to three customers accounted for 20%, 13%, and 29% of total revenues.  During the year ended March 31, 2009, services provided to two customers accounted for 29% and 16% of total revenues.  As of March 31, 2010, one customer accounted for 89% of the accounts receivable balance.  As of March 31, 2009, two customers accounted for 51% and 48% of the accounts receivable balance.  Management believes the loss of these customers could have a material impact on the Company.

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended March 31, 2009, to conform to the March 31, 2010, presentation.  The reclassification had no effect on net income.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2010 and 2009, the Company did not have any cash deposits in excess of FDIC limits.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer, if the Company has no previous experience with the customer, the Company typically requests retainers or obtains financial information sufficient to extend the credit.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  If the financial condition of the Company’s customers deteriorates, additional allowances are made.  The Company increased the allowance by $134,636 during the year ended March 31, 2009.  This increase related to two customers for sales generated in the first two quarters of fiscal 2009 and was needed due to the declining financial position of the customers during the third and fourth quarter of the Company’s fiscal year and, in addition, to the decrease in value of the assets securing the receivable.  During the year ended March 31, 2010, the Company collected accounts receivable of $70,186, which had previously been included in its doubtful accounts.  The Company accounted for these collections as other income on the accompanying statement of operations.

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

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

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

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves.  Research and development expenses are expensed when incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  The Company also determines its tax contingencies in accordance with ASC 450, Contingencies.  The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”), which was codified into ASC 740, Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

Segment Reporting

The Company reports its segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), which was codified into ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.  At March 31, 2007, the Company had two reporting segments under SFAS 131, environmental and engineering services and oil and gas properties.  During fiscal 2007, the Company commenced its oil and gas operations.  At March 31, 2010 and 2009, this segment had no assets, no revenues, and limited expenses.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2010 and 2009, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In January 2010, new accounting guidance on fair value measurements was issued that requires: (i) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for such transfers; and (ii) separate presentation of purchases, sales, issuances, and settlements for Level 3 fair value measurements.  The new accounting guidance also clarifies the disclosure requirements about the inputs and valuation techniques for Level 2 or Level 3 fair value measurements.  This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  The Company does not believe that adoption of this new accounting guidance will have a material impact on the Company’s financial statements.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2010 and 2009:

	2010	2009

Computers and equipment	$ 34,326	$ 34,326
Vehicles	13,851	13,851
Total	48,177	48,177
Less: accumulated depreciation	(39,815)	(34,819)
Net Value	$ 8,362	$ 13,358

Depreciation expense for the years ended March 31, 2010 and 2009, was $4,996 and $12,483, respectively.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended March 31, 2010 and 2009:

		2010	2009
Current
	Federal	$ -	$ -
	State	-	858
		-	858
Deferred
	Federal	7,643	(43,040)
	State	2,653	(7,895)
	Valuation allowance	(10,296)	50,935

Provision/(Benefit)		$ -	$ 858

The following is a reconciliation of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2010 and 2009:

	2010	2009

Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	8.3%	8.3%
Other	(2.3)%	(1.6)%
Change in valuation allowance	(40.0)%	(40.0)%
Benefit in net operating loss usage	-	-

Provision/(Benefit)	0.0%	0.7%

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

Deferred tax assets and liabilities at March 31, 2010 and 2009, are as follows:

		2010	2009
Deferred Income Taxes

Current –	Allowance for doubtful accounts	$ 9,168	$25,521
	Net operating loss carryforwards	51,478	45,420

Valuation allowance		(60,646)	(70,941)

Net deferred tax asset		$ -	$ -

During the years ended March 31, 2010 and 2009, the Company’s valuation allowance decreased by $10,296 and increased by $50,935, respectively.  As of March 31, 2010, the Company’s net operating loss carryforwards begin to expire in 2029 for federal purposes and 2014 for state purposes.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

NOTE 6 – SUBSEQUENT EVENTS

See Note 1 for discussion regarding pending acquisition of GSM Oil Holdings Limited.

In May 2010, the Company entered into an agreement with a third party to provide assistance in capital raising and business advisory services.  Under the terms of the agreement, the Company is required to pay a total of $20,000 over the course of three months.  In addition, the Company granted warrants to purchase 250,000 shares of common stock, exercisable at a $1.75 per share, which are exercisable immediately.  Warrants to purchase an additional 250,000 shares may be issued upon the acceptance of a term sheet by the Company.  The warrants expire five years from the date of issuance.  In addition to the warrants, the Company is required to pay the third party 6% of equity capital raised, 3% of debt raised, and warrants to purchase 6% of the number of common shares purchased in the offering.  In addition, a cash success fee of the greater of 2-3% of any transaction and $100,000 may also be payable under the agreement.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

The Company will account for the warrants at their fair value using the Black-Scholes model.  The Company valued the vested warrants to purchase 250,000 shares on the date of issuance at $407,634 and expensed on issuance as there were no future performance requirements.  The following variables were used in the valuation; expected life of five years; volatility of 49%, risk-free rate of 1.95%, and no dividends.  The Company is currently determining the financial statement impact of the contingent warrants.