Form 10-Q
period 2010-06-30
GEO POINT TECHNOLOGIES INC
filed 2010-08-23
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

Commission File Number 000-53182

GEO POINT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Utah	11-3797590
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

257 East 200 South, Suite 490
Salt Lake City, UT 84111
(Address of principal executive offices)

801-810-4662
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 23, 2010, issuer had 3,257,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T. Controls and Procedures	11

PART II – OTHER INFORMATION
Item 6. Exhibits	11
Signature	12

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2010	2010

ASSETS
Current Assets
Cash	$59,281	$121,848
Accounts receivable, net of allowance for bad debt
of $5,423 and $3,618, respectively	-	60,850
Note receivable	11,800	-
Prepaid expenses and other current assets	18,418	-
Total Current Assets	89,499	182,698
Furniture and equipment, net of accumulated depreciation
of $42,315 and $39,815, respectively	5,862	8,362
Other assets	1,000	1,000
Total Assets	$96,361	$192,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$76,487	$66,473
Total Current Liabilities	76,487	66,473

Shareholders' Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	739,886	246,693
Accumulated deficit	(723,269)	(124,363)
Total Shareholders' Equity	19,874	125,587
Total Liabilities and Shareholders' Equity	$96,361	$192,060

The accompanying notes are an integral part of the condensed unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009

Sales	$9,875	$57,624
Cost of Sales	3,950	26,675
Gross Profit	5,925	30,949
Operating Expenses
General and administrative including stock based
compensation of $493,193 in 2010	604,792	37,700
Total Operating Expenses	604,792	37,700
Operating Loss	(598,867)	(6,751)
Other income (expense)	(39)	26
Net Loss	$(598,906)	$(6,725)

Basic and Diluted Loss per Share	$(0.18)	$(0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,257,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(598,906)	$(6,725)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	2,500	3,000
Fair value of warrants issued for services	493,193	-
Changes in assets and liabilities:
Accounts receivable	60,850	(44,894)
Prepaid expenses and other current assets	(18,418)	300
Accounts payable and accrued liabilities	10,014	15,180
Income taxes payable	-	(1,621)
Net Cash Used in Operating Activities	(50,767)	(34,760)
Cash Flows from Investing Activities:
Issuance of note receivable	(11,800)	-
Net Cash Used in Investing Activities	(11,800)	-

Net Change in Cash	(62,567)	(34,760)
Cash at Beginning of Period	121,848	156,807
Cash at End of Period	$59,281	$122,047

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,621

The accompanying notes are an integral part of the condensed unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or SEC.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the March 31, 2010, audited annual financial statements contained in the Form 10-K filed July 14, 2010, with the SEC.

The results of operations for the three months ended June 30, 2010 and 2009, are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements.  Actual results could differ from those estimates.  Significant estimates made by management include fair value of warrants issued for services, the allowance for doubtful accounts, and the useful life of property and equipment.

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities.

•
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

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2010 and March 31, 2010, the Company did not have Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, and payables.  The fair value of financial instruments approximated their carrying values as of June 30, 2010 and March 31, 2010.

Share Based Compensation – Non-Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.  The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of June 30, 2010, the Company excluded 68,465 shares from the computation of diluted net loss per common share as the effect would have been anti-dilutive.  As of June 30, 2009, the Company did not have any dilutive securities.

NOTE 3 – NOTE RECEIVABLE

In May 2010, the Company loaned a business associate $11,800 to purchase a vehicle under a verbal agreement.  The note did not incur interest and was due on demand.  The note was repaid in August 2010.

NOTE 4 – STOCKHOLDERS’ EQUITY

In May 2010, the Company entered into an agreement with a third party to provide assistance in capital raising and business advisory services.  Under the terms of the agreement, the Company is required to pay a total of $20,000 over the course of three months.  In addition, the Company granted warrants to purchase 250,000 shares of common stock, exercisable at a $1.75 per share, which are exercisable immediately.  Warrants to purchase an additional 250,000 shares may be issued upon the acceptance of a term sheet by the Company.  The warrants expire five years from the date of issuance.  In addition to the warrants, the Company is required to pay the third party 6% of equity capital raised, 3% of debt raised, and warrants to purchase 6% of the number of common shares purchased in the offering.  In addition, if the Company is successful in an acquisition or sale transaction, it is required to pay fees ranging from 2-3% of the transaction value and $100,000.

In regards to the initial warrants to purchase 250,000 shares of common stock, the Company valued the warrants on the date of the agreement as the performed criteria had been met.  The warrants were valued at $407,634 based on the Black-Scholes option pricing model using the following assumptions: volatility of 49%, expected life of five years, risk free interest rate of 1.95%, and no dividends.  The value was recorded in general and administrative expense on the accompanying statement of operations during the three months ended June 30, 2010.

In regards to the 250,000 warrants, which have a performance commitment in order to be exercised, the Company estimated that the performance period will be approximately six months.  Thus, at each reporting period, the Company will determine the fair value of the warrants and amortize that value over the estimated performance period.  In addition, at each reporting period, the performance period will be reassessed and modified if necessary.  As of June 30, 2010, the Company valued the warrants at $477,056 and recorded compensation expense of $85,559 within general and administrative expenses on the accompanying statement of operations during the three months ended June 30, 2010.  The warrants were valued based on the Black-Scholes option pricing method using the following assumptions: volatility of 57%, expected life of five years, risk free interest rate of 1.95%, and no dividends.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to the financial statements, the following accounting policy involves a greater degree of judgment and complexity.  Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition.  We recognize revenue when it is realized and earned.  We consider revenue realized or realizable and earned when: (1) we have persuasive evidence of an arrangement; (2) services have been rendered and invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.  We generate revenues from two environmental services: land surveying and engineering for new construction and environmental impact studies and clean-up services.  Operations associated with the oil and gas segment have not yet generated revenues.  If and when oil production begins, revenue will be recorded as indicated above, and more particularly when the product is delivered to the purchaser.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues.  Revenues for the three months ended June 30, 2010, were $9,875, as compared to $57,624 for the same quarter in fiscal year 2009, a decrease of $47,749.  The decrease in revenues was due primarily to lack of construction projects due to the current state of the economy and increased competition from competitive proposals.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2010, was $3,950, as compared to $26,675 for the same quarter in fiscal year 2009, a decrease of $22,725.  The decrease in cost of revenues from 2010 to 2009 was directly related to the decrease in revenues.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010, were $604,792, as compared to general and administrative expenses of $37,700 for the same quarter in fiscal year 2009, an increase of $567,092.  This increase was primarily due to the value of warrants issued to consultants for services of $493,193 and significant corporate and travel costs incurred in connection with the pending transaction of GSM Oil Holdings Limited.

Cash Flows from Operating Activities.  Net cash used in operating activities during the three months ended June 30, 2010, was $50,767, compared to net cash used in operating activities for the three months ended June 30, 2009, of $34,760.  The increase in usage was primarily due to the increase in our net loss due to significant corporate and travel expenditures incurred in connection with the pending transaction of GSM Oil Holdings Limited.  These expenditures were primarily offset through collections of accounts receivable and increases to our accounts payable and accrued liabilities.

Cash Flows from Investing Activities.  Net cash used in investing activities during the three months ended June 30, 2010, was $11,800 and resulted from a short-term loan we provided to a business associate.

Liquidity and Capital Resources

As of June 30, 2010, our principal source of liquidity was cash totaling $59,281.  The primary source of our liquidity during the three months ended June 30, 2010, was the cash on hand and receivables we collected, which funded our operations.  A significant portion of our net loss during the three months ended June 30, 2010, was the result of non-cash and one-time charges.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

GEO POINT TECHNOLOGIES, INC.

Date: August 23, 2010	By:	/s/ Jeffrey Jensen
Jeffrey Jensen
President, Principal Executive Officer

Date: August 23, 2010	By:	/s/ Jeffrey Brimhall
Jeffrey Brimhall
Principal Financial Officer