Form 10-Q
period 2010-09-30
GEO POINT TECHNOLOGIES INC
filed 2010-11-22
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2010, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited)	5
Notes to the Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4T. Controls and Procedures	12

PART II – OTHER INFORMATION
Item 6. Exhibits	13
Signatures	13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2010	2010

ASSETS
Current Assets
Cash	$114,846	$121,848
Accounts receivable, net of allowance for bad debt
of $1,805 and $3,618, respectively	-	60,850
Prepaid expenses and other current assets	11,625	-
Total Current Assets	126,471	182,698
Furniture and equipment, net of accumulated depreciation of $44,815 and
$39,815, respectively	3,362	8,362
Other assets	1,000	1,000
Total Assets	$130,833	$192,060

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$105,495	$66,473
Line of credit	48,104	-
Total Current Liabilities	153,599	66,473

Shareholders' Equity (Deficit)
Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
3,257,000 and 3,257,000 shares issued and outstanding, respectively	3,257	3,257
Additional paid-in capital	834,364	246,693
Accumulated deficit	(860,387)	(124,363)
Total Shareholders' Equity (Deficit)	(22,766)	125,587
Total Liabilities and Shareholders' Equity (Deficit)	$130,833	$192,060

The accompanying notes are an integral part of the condensed unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$20,715	$52,695	$30,590	$110,319
Cost of Sales	1,810	18,268	5,760	44,943
Gross Profit	18,905	34,427	24,830	65,376
Operating Expenses
General and administrative including stock based
compensation of $587,671 in 2010	183,206	53,414	787,998	91,114
Total Operating Expenses	183,206	53,414	787,998	91,114
Operating Loss	(164,301)	(18,987)	(763,168)	(25,738)
Collection of receivables deemed uncollectible	27,500	-	27,500	-
Other income (expense)	(318)	(149)	(357)	(123)
Net Loss	$(137,119)	$(19,136)	$(736,025)	$(25,861)

Basic and Diluted Loss per Share	$(0.04)	$(0.01)	$(0.23)	$(0.01)
Basic and Diluted Weighted-Average
Common Shares Outstanding	3,257,000	3,257,000	3,257,000	3,257,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(736,025)	$(25,861)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	5,000	6,000
Fair value of warrants issued for services	587,671	-
Changes in assets and liabilities:
Accounts receivable	60,850	(3,732)
Prepaid expenses and other current assets	(11,625)	900
Accounts payable and accrued liabilities	39,023	4,099
Income taxes payable	-	(1,621)
Net Cash Used in Operating Activities	(55,106)	(20,215)
Cash Flows from Financing Activities:
Net proceeds from line of credit	48,104	-
Cash Flows Provided by Financing Activities:	48,104	-

Net Change in Cash	(7,002)	(20,215)
Cash at Beginning of Period	121,848	156,807
Cash at End of Period	$114,846	$136,592

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

GEO POINT TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Geo Point Technologies, Inc. (the “Company”), was incorporated in the state of California on November 26, 2002, and is currently registered as a Utah corporation.  The Company’s operations are located in Santa Ana, California.  The Company provides geological and earth study services related to: land surveying for new construction; soil testing and environmental risk and impact assessments; natural resource assessments with an emphasis on oil; and gas deposit discovery.

On May 7, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with Summit Trustees PLLC, a Utah professional limited liability company (“Summit”), to acquire all of the issued and outstanding stock of GSM Oil Holdings Ltd., a limited liability company organized in Cyprus (“GSM”).  Summit acted for the benefit and on behalf of certain beneficial stockholders of GSM.  On October 28, 2010, the Company completed the acquisition of all the assets and business of GSM in exchange for 26,808,000 shares of the Company’s common stock.  Pursuant to the terms of the Agreement, GSM became a wholly owned subsidiary of the Company, and the GSM shareholders assumed the controlling interest in Geo Point Technologies, Inc.  GSM recently completed the acquisition of Sinur Oil LLP, a limited liability partnership organized in Kazakhstan (“Sinur”), through its wholly owned subsidiary, GSM OIL B.V., a Dutch private company limited by shares (the “Subsidiary”).  The Company will account for the transaction as a reverse acquisition whereby the operations of Sinur will represent the historical operations of the Company in future filings with the Securities and Exchange Commission.

The primary assets of Sinur include an oil refinery in Karatau, Kazakhstan.  The refinery consists of a main refining stack that has a processing capacity of approximately 2,000 tons of crude oil per month.  The refinery is located on a site that contains the refining equipment, storage tanks, administrative buildings, boilers, pumps, a warehouse, and a rail spur.  It is currently operating.  The three main refined products are diesel fuel, gasoline, and mazut, a heating oil.  The Company intends to continue the business of Sinur.

The amount of the consideration given for the acquisition was determined pursuant to arm’s-length negotiations between the parties.  Prior to consummation of the Agreement, the Company shared no common officers, directors, or affiliates with Summit, Sinur, GSM, or the Subsidiary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, during the six months ended September 30, 2010, the Company incurred a net loss of $736,025 and used $55,106 of cash in operations.  In addition, as of September 30, 2010, the Company had a working capital deficit of $27,128.  Subsequent to quarter end, the Company closed the acquisition of Sinur.  The costs of acquiring Sinur had a significant one-time impact on the Company’s operations for the six months ended September 30, 2010.  The Company expects that the cash flows generated from Sinur’s operations will be sufficient to fund operations.  If necessary, the Company will also seek additional capital through equity and/or debt financing transactions.

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

The results of operations for the three and six months ended September 30, 2010 and 2009, are not necessarily indicative of the results that may be expected for the full year.

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

As of September 30, 2010, and March 31, 2010, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, and payables.  The fair value of financial instruments approximated their carrying values as of September 30, 2010 and March 31, 2010.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  The Company excluded 500,000 warrants from the computation of diluted net loss per common share as the effect would have been anti-dilutive during the three and six months ended September 30, 2010, respectively.  As of September 30, 2009, the Company did not have any dilutive securities.

NOTE 3 – NOTE RECEIVABLE

In May 2010, the Company loaned a business associate $11,800 to purchase a vehicle under a verbal agreement.  The note did not incur interest and was due on demand.  The note was repaid in August 2010.

NOTE 4 – LINE OF CREDIT

In August 2010, the Company drew $50,000 from a line of credit already in place with a bank.  At September 30, 2010, the line of credit incurred interest at 5.50%, and had no amounts available.  The line of credit is unsecured, but is guaranteed by our former Chief Executive Officer.  Subsequent to September 30, 2010, the bank demanded repayment of the amounts drawn on the line of credit.  The Company has yet to repay the funds and thus the line of credit is in default and is reflected as a current liability.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

In regards to the initial warrants to purchase 250,000 shares of common stock, the Company valued the warrants on the date of the agreement as the performed criteria had been met.  The warrants were valued at $407,634 based on the Black-Scholes option-pricing model using the following assumptions: volatility of 49%, expected life of five years, risk free interest rate of 1.95%, and no dividends.  The value was recorded in general and administrative expense on the accompanying statement of operations during the six months ended September 30, 2010.

In regards to the 250,000 warrants, which have a performance commitment in order to be exercised, the Company estimated that the performance period will be approximately six months.  Thus, at each reporting period, the Company will determine the fair value of the warrants and amortize that value over the estimated performance period.  In addition, at each reporting period, the performance period will be reassessed and modified if necessary.  As of September 30, 2010, the Company valued the warrants at $265,014 and recorded compensation expense of $94,478 in general and administrative expenses on the accompanying statement of operations during the three months ended September 30, 2010.  Total expense of $180,037 has been recorded in connection with these warrants during the six months ended September 30, 2010.  The warrants were valued based on the Black-Scholes option-pricing method using the following assumptions: volatility of 56%, expected life of five years, risk free interest rate of 1.95%, and no dividends at September 30, 2010.

NOTE 6 – SUBSEQUENT EVENTS

See Notes 1 and 4 for discussion regarding subsequent events.

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

In the future, we intend to shift our focus to oil refining. In connection with the acquisition of Sinur Oil, we will own and operate a micro-refinery in Karatau, Kazakhstan.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues.  Revenues for the three months ended September 30, 2010, were $20,715, as compared to $52,695 for the same quarter in fiscal year 2009, a decrease of $31,980.  The decrease in revenues was due primarily to lack of construction projects due to the current state of the economy and increased competition from competitive proposals.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2010, was $1,810, as compared to $18,268 for the same quarter in fiscal year 2009, a decrease of $16,458.  The decrease in cost of revenues from 2009 to 2010 was directly related to the decrease in revenues.  In addition, revenues generated during 2010 were primarily from consulting contracts, whereby the cost of those revenues is minimal due to the nature of the services provided.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010, were $183,206, as compared to $53,414 for the same quarter in fiscal year 2009, an increase of $129,792.  This increase was primarily due to the value of warrants issued to consultants for services of $94,478 and significant corporate costs incurred in connection with the acquisition of GSM Oil Holdings, LTD.

Other Income.  Other income for the three months ended September 30, 2010, consisted of the collection of a receivable that had been previously written off due to uncollectibility.

Comparison of Six Months Ended September 30, 2010 and 2009

Revenues.  Revenues for the six months ended September 30, 2010, were $30,590, as compared to $110,319 for the same period in fiscal year 2009, a decrease of $79,729.  The decrease in revenues was due primarily to lack of construction projects due to the current state of the economy and increased competition from competitive proposals.

Cost of Revenues.  Cost of revenues for the six months ended September 30, 2010, was $5,760, as compared to $44,943 for the same period in fiscal year 2009, a decrease of $39,183.  The decrease in cost of revenues from 2009 to 2010 was directly related to the decrease in revenues.  In addition, revenues generated during 2010 were primarily from consulting contracts, whereby the cost of those revenues is minimal due to the nature of the services provided.

General and Administrative Expenses.  General and administrative expenses for the six months ended September 30, 2010, were $787,998, as compared to $91,114 for the same period in fiscal year 2009, an increase of $696,884.  This increase was primarily due to the value of warrants issued to consultants for services of $587,671 and significant corporate and travel costs incurred in connection with the acquisition of GSM Oil Holdings, LTD.

Other Income.  Other income for the six months ended September 30, 2010, consisted of the collection of a receivable that had been previously written off due to uncollectibility.

Cash Flows from Operating Activities.  Net cash used in operating activities during the six months ended September 30, 2010, was $55,106, compared to net cash used in operating activities for the six months ended September 30, 2009, of $20,215.  The increase in usage was primarily due to the increase in our net loss due to significant corporate and travel expenditures incurred in connection with the acquisition of GSM Oil Holdings, LTD.  These expenditures were primarily offset through collections of accounts receivable and increases to our accounts payable and accrued liabilities.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2010, was $48,104, which consisted of net proceeds received on a line of credit.

Liquidity and Capital Resources

As of September 30, 2010, our principal source of liquidity was cash totaling $114,846.  The primary source of our liquidity during the six months ended September 30, 2010, was the cash on hand and receivables we collected, which funded our operations.  A significant portion of our net loss during the six months ended September 30, 2010, was the result of non-cash and one-time charges.

We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, including our marketing efforts, for at least the next 12 months. If neccessary, we will also seek additional capital through equity and/or debt financing transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

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

GEO POINT TECHNOLOGIES, INC.

Date: November 22, 2010	By:	/s/ Jeffrey Jensen
Jeffrey Jensen
President, Principal Executive Officer

Date: November 22, 2010	By:	/s/ Jeffrey Brimhall
Jeffrey Brimhall
Principal Financial Officer