Form 10-Q
period 2010-12-31
GEO POINT TECHNOLOGIES INC
filed 2011-02-22
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 14, 2011, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations and
Comprehensive Income (Loss) (Unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations..	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4T. Controls and Procedures	24

PART II – OTHER INFORMATION
Item 6. Exhibits	25
Signature	25

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$102,864	$924
Accounts receivable	135,662	-
Inventories	174,632	-
Prepaids and other current assets	3,918	-
Advances to related party	-	34,822
Total Current Assets	417,076	35,746

OTHER ASSETS
Property, plant and equipment, net	5,450,943	4,670,714
Value-added tax receivable	189,505	703
Other assets	1,000	-
	5,641,448	4,671,417

TOTAL ASSETS	$6,058,524	$4,707,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$379,936	$-
Customer deposit	93,583	-
Line of credit	37,217	-
Notes payable	750,000	-
Capital lease payable	312,086	-
Payable to related party	52,426	-
Total Current Liabilities	1,625,248	-

LONG-TERM LIABILITIES
Capital lease payable, net of current portion	348,803	-
Loans payable to related parties, net of current portion	133,690	219,189
TOTAL LIABILITIES	2,107,741	219,189

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized;
30,065,000 and 26,808,000 shares issued and outstanding at
December 31, 2010 and March 31, 2010, respectively	30,065	26,808
Additional paid-in capital	5,646,153	5,589,433
Accumulated deficit	(592,954)	(9,691)
Other comprehensive loss	(1,132,481)	(1,118,576)
Total Stockholders' Equity	3,950,783	4,487,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,058,524	$4,707,163

See accompanying notes to condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Nine Months Ended December 31,
	2010	2009	2010	2009

REVENUES:
Refining	$334,190	$-	$478,135	$-
Environmental services	28,552	-	28,552	-
Total revenues	362,742	-	506,687	-

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	238,655	-	382,600	-
Cost of environmental service revenues	16,896	-	16,896	-
General and administrative	231,080	-	397,286	-
Depreciation and amortization	91,697	-	91,697	-
Total costs and operating expenses	578,328	-	888,479	-

OPERATING LOSS	(215,586)	-	(381,792)	-

OTHER INCOME (EXPENSE)
Interest expense	(79,837)	-	(174,062)	-
Total other income (expense)	(79,837)	-	(174,062)	-

NET LOSS	$(295,423)	$-	$(555,854)	$-

Other comprehensive income (loss) - foreign currency translation adjustments	3,944	98,333	(13,905)	104,854

COMPREHENSIVE INCOME (LOSS)	$(291,479)	$98,333	$(569,759)	$104,854

Basic and dilutive loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Basic and dilutive weighted average common shares outstanding	29,098,637	26,808,000	27,568,759	26,808,000

See accompanying notes to condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Other
	Number of		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balance, March 31, 2010	26,808,000	$ 26,808	$ 5,589,433	$ (9,691)	$ (1,118,576)	$ 4,487,974
Reverse acquisition with Geo Point	3,257,000	3,257	-	(27,409)	-	(24,152)
Stock based compensation	-	-	32,000	-	-	32,000
Imputed interest on notes payable to related parties	-	-	24,720	-	-	24,720
Net loss and change in other comprehensive loss	-	-	-	(555,854)	(13,905)	(569,759)
Balance, December 31, 2010 (unaudited)	30,065,000	$ 30,065	$ 5,646,153	$ (592,954)	$ (1,132,481)	$ 3,950,783

See accompanying notes to condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(555,854)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	24,720	-
Depreciation	92,197	-
Stock based compensation	32,000	-
Change in operating assets and liabilities, net of amount acquired:
Accounts receivable	(135,789)	-
Inventories	(174,796)	-
Prepaid and other current assets	4,127	-
Valued-added tax receivable	(111,021)	-
Accounts payable and accrued liabilities	271,418	-
Customer deposit	93,671	-
Net cash used in operating activities	(459,327)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in connection with reverse acquisition	119,749	-
Net repayment from (advances to) to related party	34,758	-
Purchase of property, plant and equipment	(233,031)	(22,387)
Net cash used in investing activities	(78,524)	(22,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	(98,648)	8,838
Proceeds from note payable	750,000	-
Net repayment on line of credit	(10,364)	-
Net cash provided by financing activities	640,988	8,838

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,197)	178
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,940	(13,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	924	19,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,864	$6,569

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of capital lease	$(659,083)	$-
Assumption of note payable to related parties	$(65,908)	$-
Receipt of equipment in connection with assumption of capital lease	$647,314	$-

See accompanying notes to condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           GENERAL INFORMATION

Background

On May 7, 2010, Geo Point Technologies, Inc. (“Geo Point”), entered into a Share Exchange Agreement (the “Agreement”) with Summit Trustees PLLC, a Utah professional limited liability company (“Summit”), to acquire all of the issued and outstanding stock of GSM Oil Holdings Ltd. (“GSM”), a limited liability company organized in Cyprus  on June 2, 2009.  Summit acted for the benefit and on behalf of certain beneficial stockholders of GSM.  On October 28, 2010, Geo Point completed the acquisition of all the assets and business of GSM in exchange for 26,808,000 shares of Geo Point’s common stock.  Pursuant to the terms of the Agreement, GSM became a wholly owned subsidiary of Geo Point, and the GSM shareholders assumed the controlling interest in Geo Point.  GSM recently completed the acquisition of Sinur Oil LLP, a limited liability partnership organized in Kazakhstan (“Sinur Oil”), through its wholly owned subsidiary, GSM OIL B.V., a Dutch private company limited by shares (the “Subsidiary”).  Sinur Oil was organized on January 19, 2007 (“Inception”).  The transaction between GSM and Sinur Oil was between related entities held by the same shareholder.  The purpose of the transaction was for corporate structure strategies.

The primary assets of Sinur Oil include an oil refinery in Karatau, Kazakhstan.  The refinery consists of a main refining stack that has a processing capacity of approximately 2,000 tons of crude oil per month.  The refinery is located on a site that contains the refining equipment, storage tanks, administrative buildings, boilers, pumps, a warehouse, and a rail spur.  It is currently operating.  The three main refined products are diesel fuel, gasoline, and mazut, a heating oil.

The condensed consolidated financial statements presented herein include the operations of GSM and Sinur Oil from the date of Sinur Oil’s Inception and the operations of Geo Point from the date of the reverse acquisition of October 28, 2010 (all entities collectively referred to as the “Company”).  The Company intends to continue the business of Sinur Oil and Geo Point.

Reverse Acquisition of Geo Point

The acquisition of Geo Point was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company determined for accounting and reporting purposes that Sinur Oil is the acquirer because of the significant holdings and influence of the control group before and after the acquisition.  In connection with the transaction, Sinur Oil shareholders hold approximately 89% of Geo Point’s issued and outstanding common stock.  Accordingly, the assets and liabilities of Sinur Oil are reported at historical cost and the historical results of Sinur Oil will be reflected in this and future Geo Point filings as a change in reporting entity.  The assets and liabilities of Geo Point will be reported at fair value on the date of acquisition, and results of operations will be reported from the date of acquisition of October 28, 2010.  The assets and liabilities of Geo Point will be reported at their carrying values which represented fair value.  No goodwill will be reported since Geo Point had limited business activities.

The following is a summary of the carrying value, which represented the fair value of Geo Point’s assets and liabilities as of October 28, 2010, the date of acquisition:

Assets:
Cash and cash equivalents	$119,749
Prepaid expenses and other current assets	8,044
Property and equipment	3,362
Other assets	1,000
Total Assets	132,155

Liabilities:
Accounts payable and accrued liabilities	108,726
Line of credit	47,581
Total Liabilities	156,307

Net Deficit	$(24,152)

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the three and nine months ended December 31, 2010 and 2009:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Revenues	$376,682	$15,022	$551,217	$125,341
Net loss	$(296,808)	$(26,974)	$(1,293,264)	$(52,845)

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the nine months ended December 31, 2010, has a working capital deficit of $1,208,172, has limited capital to fund operations, and had a net usage of cash in operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since inception through December 31, 2010, the Company funded operations through related party borrowings and $750,000 in borrowing from unrelated third parties.  In addition, during the nine months ended December 31, 2010, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  At December 31, 2010, the Company was five months in arrears on payments for this lease.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, and Sinur Oil.  All material inter-company accounts and transactions have been eliminated in consolidation.  The results of Geo Point are included in the accompanying financial statement from the reverse acquisition date of October 28, 2010, through December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements.  Actual results could differ from those estimates.  Significant estimates made by management include the useful life of property, plant, and equipment.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of December 31, 2010, and the statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the nine months ended December 31, 2010 and 2009, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three- and nine-month periods are unaudited.  The results of the nine months ended December 31, 2010, are not necessarily indicative of the results to be expected for the year ending March 31, 2011, or for any other interim period or for any other future year.

Development Stage Enterprise

The Company exited the development stage during the nine months ended December 31, 2010, due to the commencement of its intended operations.

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

As of December 31, 2010, and March 31, 2010, the Company did not have Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, payables, line of credit notes payable to third parties, and the capital lease obligation.  The fair value of financial instruments approximated their carrying values as of December 31, 2010, and March 31, 2010, due to the short-term nature of these items.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts, and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.  The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Concentration of Credit Risk and Customer Concentration

The Company intends to generate revenues principally from the sale of crude oil and refined oil products and its engineering services.  As a result, the Company’s trade accounts receivable are concentrated primarily in these industries.  As of December 31, 2010, one customer accounted for 91% of the Company’s accounts receivable.  The Company performs limited credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses.  The Company considers the following factors when determining if collection of revenue is reasonably assured: customer credit-worthiness, past transaction history with the customer, if any, current economic industry trends, and changes in customer payment terms.  In some cases respecting new customers, management requires payment in full or letters of credit before goods are provided.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  During the periods presented credit losses were not significant.

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditure incurred in acquiring the inventories, production or conversion costs, and other costs incurred in bringing them to their existing location and condition.  As for manufactured inventories and work in progress, the cost also includes an appropriate share of production overheads calculated based on standard (planned) production volume at normal (normative) operating capacity of the entity.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At December 31, 2010, inventories consisted of crude oil of $21,805 and refined product of $152,827.

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost less accumulated depreciation and impairment losses, if any.

The costs of major renovations and improvements that lead to a prolongation of useful life or to expanded future use capabilities of an asset are capitalized and depreciated over the asset’s remaining useful life.  Maintenance and repair costs that represent minor renewals and improvements are charged to expenses as incurred.

Depreciation is charged to the statement of operations and comprehensive income (loss) on а straight line basis over the estimated useful lives of the individual assets. Depreciation commences on the date of acquisition or, in respect of internally constructed assets, from the time an asset is completed and substantially ready for use.

The following useful lives are used as а basis for calculating depreciation:

Buildings and constructions	8-50 years
Machinery and equipment	3-15 years
Vehicles	5-10 years
Other assets	3-10 years

Depreciation methods, useful lives, and residual values of property, plant, and equipment are reviewed at each reporting date.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis.

Revenue Recognition

Revenue from the sale of crude oil and refined oil products is measured at the fair value of the consideration received or receivable, net of all trade discounts and volume rebates.  Revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer, recovery of the consideration is probable, the associated costs and possible return of goods can be estimated reliably, there is no continuing management involvement with the goods, and the amount of revenue can be measured reliably.  Transfers of risks and rewards vary depending on the individual terms of the contract of sale.  The Company’s main products will be derived from refined crude oil, although the sale of crude oil is expected to occur from time to time.

Revenues from providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange are recognized over the period of services being performed.

All proceeds from sales and services in which the above criteria are not met are deferred until such criteria are met.  At December 31, 2010, the Company had customer deposits of $93,583, which were received for future purchases of the Company’s product.

All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers.  Shipping and handling costs incurred are reported in cost of products sold.

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

Cost Classifications

Costs of products sold include the cost of crude oil and purchased finished products, inclusive of transportation costs and exclusive of depreciation and amortization.  The Company purchases crude oil that at times exceeds the supply needs of its refinery.  Additionally, the Company enters into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.  Operating expenses include direct costs of labor, maintenance materials and services, utilities, marketing expense, and other direct operating costs.  General and administrative expenses include compensation, professional services, and other support costs.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Tax law and rate changes are reflected in income in the period such changes are enacted.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.  The Company believes it has appropriate support for the income tax positions taken and to be taken on future income tax returns.

Segment Reporting

The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.  At December 31, 2010, the Company had two reporting segments; environmental and engineering services and refining services.  See Note 10 for additional information.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  The Company excluded 500,000 warrants from the computation of diluted net loss per common share as the effect would have been anti-dilutive during the three and nine months ended December 31, 2010, respectively.  As of December 31, 2009, the Company did not have any dilutive securities.

Functional Currency Transactions

Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency.  The Tenge is the functional currency for the Company’s subsidiaries in Kazakhstan.  Resulting translation gains or losses are recognized as a component of other comprehensive income.  Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the statements of operations.  Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations.  Net foreign currency transaction gains included in the Company’s statement of operations were negligible for the periods ended December 31, 2010 and 2009.

Comprehensive Income

Total comprehensive income represents the net change in shareholder’s equity during a period from sources other than transactions with shareholders.  Accumulated other comprehensive income is comprised solely of accumulated foreign currency translation adjustments.

Environmental Matters

When it is probable that costs associated with environmental remediation obligations will be incurred and they are reasonably estimable, the Company accrues such costs at the most likely estimate.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provisions for closed operations and environmental matters.  The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has potentially changed.  Such costs are based on the Company’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of December 31, 2010, and March 31, 2010, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.           PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the Company’s property, plant, and equipment at December 31, 2010, and March 31, 2010,

	December 31,	March 31,
	2010	2010
	(unaudited)

Buildings	$709,826	$658,813
Equipment	4,609,405	3,787,081
Land	224,198	224,820
Total	5,543,429	4,670,714
Less: accumulated depreciation	(92,486)	-
Net Value	$5,450,943	$4,670,714

Depreciation expense during the three and nine months ended December 31, 2010, was $92,197.

As of December 31, 2010, and March 31, 2010, the Company had advances paid of $36,283 and $177,356, respectively, representing advances for electrical and construction works for which the construction had not commenced.  These advances were recorded within Equipment on the summary of property, plant, and equipment reported above as they were ultimately used to offset items that were capitalized under this classification.

5.           NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with an unrelated third party.  Under the terms of the agreement, the principal balance and interest of $100,000 is due at April 15, 2011.  At December 31, 2010, the Company has accrued $70,000 in interest.  The proceeds were used in operations.  The note is denominated in U.S. dollars.  Translation losses are immaterial to the financial statements and have not been recognized.  See below for additional note payable received from the third party.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with an unrelated third party.  Under the terms of the agreement, the note incurs interest at 30% per annum with principal and interest due at April 15, 2011.  The proceeds are to be used for operations.  The note is denominated in the U.S. dollars.  At December 31, 2010, the Company has accrued $16,000 in interest.

Line of Credit

In August 2010, Geo Point drew $50,000 from a line of credit already in place with a bank.  At December 31, 2010, the line of credit incurred interest at 5.50%, and had no amounts available.  The line of credit is unsecured, but is guaranteed by the Company’s former Chief Executive Officer.  The bank has since demanded repayment of the amounts drawn on the line of credit and the Company has been making periodic payments to satisfy the obligation.  As of December 31, 2010, the line of credit is in default and is reflected as a current liability.

6.           RELATED PARTY TRANSACTIONS

Advances to Shareholder

Prior to the reverse acquisition, the Company provided cash advances to the former shareholder of Sinur Oil for operating purposes.  The Company recorded these advances as a receivable from the shareholder at the time of the advance.  The advances were short term and do not incur interest.  At December 31, 2010, and March 31, 2010, advances due were $0 and $34,822, respectively.

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded through revolving loans due to the Sinur Oil’s shareholder and direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of December 31, 2010, and March 31, 2010.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to $200,535 and $201,091 at December 31, 2010 and March 31, 2010, respectively.  The note does not incur interest and is due February 2, 2013.  As of December 31, 2010, and March 31, 2010, amounts due under this loan were $133,690 and $134,060, respectively.  All amounts have been reflected as long-term on the accompanying December 31, 2010, and March 31, 2010, balance sheets.

On December 12, 2009, the Company entered into a revolving debt agreement with an entity owned by Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 20 million KZT, which converts to $133,690 and $134,060 at December 31, 2010 and March 31, 2010, respectively.  The note does not incur interest and is due December 14, 2011.  As of December 31, 2010, and March 31, 2010, amounts due under this loan were $0 and $85,129, respectively.  All amounts have been reflected as long-term on the accompany balance sheets at December 31, 2010, and March 31, 2010.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments in which it had made on the capital lease.  As of December 31, 2010, amounts due to this entity were $52,426 and reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the nine months ended December 31, 2010 and 2009, was $24,720 and $0, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

7.           CAPITAL LEASE

On June 28, 2010, the Company assumed a capital lease previously entered into by the shareholder.  The shareholder entered into the lease to purchase the primary refining equipment for the facility.  The shareholder controlled in excess of fifty percent of the issued and outstanding common stock of the Company at the time of assumption.  Thus, the transaction was recorded at the shareholder’s basis.  In connection with the transaction, the Company recorded equipment of $647,314, capital lease liability of $659,083, VAT receivable of $77,678, and advances due to a related party of $65,908.  Amounts due to a related party represented the purchase price of the assets in excess of the liability assumed, see Note 6 for additional information.

At transfer, the lease required monthly principal payments of $17,813, had a remaining term of 37 months, incurred interest at 19% per annum, and was secured by the assets purchased.

At December 31, 2010, the Company had not made any of the required payments and was five payments in arrears.  At December 31, 2010, the Company accrued interest of $21,491, which is included in accounts payable and accrued liabilities on the accompanying balance sheet.  On November 10, 2010, the Company obtained a waiver of the interest if payments were made prior to November 30, 2010.  The required payment was made and the deferral was granted.  The Company is currently working on obtaining an additional waiver.  At December 31, 2010, there have been no claims by the lessor of default and thus the long-term portion of the lease is reflected as such.

8.           COMMITMENTS AND CONTINGENCIES

Insurance

The insurance industry in Kazakhstan is at the developing stage and many forms of insurance protection common in other countries of the world are not yet generally available.  The Company does not have full coverage for its plant facilities, losses caused by production stoppages, or third-party liability in respect of property or environmental damages arising from accidents or the Company’s operations.  Until the Company obtains adequate insurance coverage, there is a risk that the loss or destruction of certain assets could have a material adverse effect on the Company’s operations and financial position.

Taxation

Different Kazakhstani legislation acts and norms are often unclear, contradictory, and subject to varying interpretation by different tax authorities and the Ministry of Finance of the Republic of Kazakhstan.  Frequently, disagreements in opinions occur among local, regional, and national tax authorities.  The current regime of imposing fines and penalties for identified violations of Kazakhstani legislation, statutes, and standards is sufficiently severe.  Sanctions include confiscation of questionable amounts (for violation of currency control), as well as fines of 50% of accrued tax.  The penalty rate is 22.5%.  The Company considers that it has accrued or paid all applicable taxes.

Environmental Issues

The Company is subject to various environmental laws and regulations of the Republic of Kazakhstan.  Management believes that the Company complies with all government requirements regarding environment protection.  However, there is no assurance that contingent liabilities will not arise.  See Note 3 for additional information.

9.           STOCKHOLDER’S EQUITY

Assets Contributed

At Inception, Sinur’s sole shareholder contributed assets with a carrying value of $5,609,605.  The transaction was recorded at the shareholder’s basis in the assets as the shareholder controlled the assets prior to and after the transaction.  The transaction was accounted for as a capital contribution recorded in equity.

Imputed Interest

See Note 6 for discussion regarding imputed interest on related party loans payable.

Warrants

In May 2010, Geo Point entered into an agreement with a third party to provide assistance in capital raising and business advisory services.  In connection with the agreement, Geo Point granted warrants to purchase 250,000 shares of common stock, exercisable at a $1.75 per share, which were exercisable immediately.  Warrants to purchase an additional 250,000 shares may be issued upon the acceptance of a term sheet by the Company.  The warrants expire five years from the date of issuance.  In addition to the warrants, the Company is required to pay the third party 6% of equity capital raised, 3% of debt raised, and warrants to purchase 6% of the number of common shares purchased in the offering.  In addition, if the Company is successful in an acquisition or sale transaction, it is required to pay fees ranging from 2-3% of the transaction value and $100,000.

In regards to the initial warrants to purchase 250,000 shares of common stock, Geo Point valued the warrants on the date of the agreement as the performed criteria had been met and expensed as part of Geo Point’s predecessor operations.  In regards to the 250,000 warrants, which have a performance commitment in order to be exercised, Geo Point initially estimated that the performance period would be approximately six months.  In October 2010, it was apparent that this timeline would not be reached due to the delays in closing the Sinur Oil transaction.  Based on current discussions with the third party, the Company expects the performance will not be completed until at least April 2011.  At each reporting period, the Company will determine the fair value of the warrants and amortize that value over the estimated performance period.  In addition, at each reporting period, the performance period will be reassessed and modified if necessary.  As of December 31, 2010, the Company valued the warrants at $259,914 and recorded compensation expense of $32,000 in general and administrative expenses on the accompanying statement of operations during the three and nine months ended December 31, 2010.  The warrants were valued based on the Black-Scholes option-pricing method using the following assumptions: volatility of 54%, expected life of five years, risk free interest rate of 1.95%, and no dividends at December 31, 2010.

10.           SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At December 31, 2010, the Company had two reporting segments; environmental and engineering services (“Geo Point”), and refining services (“Sinur Oil”).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur Oil segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil for distribution.  See Note 1 for additional information regarding the Company’s two segments.  Sinur Oil’s operations are located in Kazakhstan.  The Company evaluates the performance of its segments based on net loss.  The Company did not have any unallocated assets, and income and expenses, in the tables presented below.

The following is a schedule of operating activities by segment for the three months ended December 31, 2010:

	Geo Point	Sinur

Revenues:
Refining	$-	$334,190
Environmental services	28,552	-
Total revenues	28,552	334,190

Expenses:
Cost of refining revenues	-	238,655
Cost of environmental service revenues	16,896	-
General and administrative	113,927	117,153
Depreciation and amortization	-	91,697
Total expenses	130,823	447,505

Operating loss	(102,271)	(113,315)

Other income (expense):
Interest expense	(636)	(79,201)
Total other income (expense)	(636)	(79,201)

Net loss	$(102,907)	$(192,516)

The following is a schedule of operating activities by segment for the nine months ended December 31, 2010:

	Geo Point	Sinur

Revenues:
Refining	$-	$478,135
Environmental services	28,552	-
Total Revenues	28,552	478,135

Expenses:
Cost of refining revenues	-	382,600
Cost of environmental service revenues	16,896	-
General and administrative	113,927	283,359
Depreciation and amortization	-	91,697
Total expenses	130,823	757,656

Operating loss	(102,271)	(279,521)

Other income (expense):
Interest expense	(636)	(173,426)
Total other income (expense)	(636)	(173,426)

Net loss	$(102,907)	$(452,947)

The following is a schedule of assets by segment as of December 31, 2010:

	Geo Point	Sinur

Current assets	$95,793	$321,283
Property, Plant and Equipment, net	2,862	5,448,081
Long term assets	1,000	189,505
Total assets	$99,655	$5,958,869

The following is a schedule of revenues by geographic area for the three and nine months ended December 31, 2010:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2010	December 31, 2010

United States	$28,552	$28,552
Kazakhstan	334,190	478,135
Total revenues	$362,742	$506,687

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.

Overview

We own and operate an oil refinery in Karatau, Kazakhstan, that refines crude oil into diesel fuel, gasoline, and mazut, a heating oil.  Our environmental and engineering division provides geological and earth study services related to land surveying for new construction, soil testing and environmental risk and impact assessments, and natural resource assessments with an emphasis on oil and gas deposit discovery.  During the current quarter, we commenced production at the refinery.  The refinery equipment is new and during this initial production startup phase, we have not operated the refinery at its full capacity.  During the quarter and subsequent period, the refinery was shut down for certain needed improvements, repairs, and maintenance.

Sources of Revenues

We generate revenues principally from the sale of crude oil and refined oil products, which revenue is derived in Kazakhstan.  We also generate revenue from our environmental and engineering services, which revenue is derived in the state of California.

Cost of Revenues and Operating Expenses

Cost of Revenues.  For our refining division, cost of revenues consists of costs of products sold, which includes the cost of crude oil and purchased finished products, direct costs of labor, maintenance materials and services, utilities, marketing expense, transportation costs and other direct operating costs.  Cost of products is presented exclusive of depreciation and amortization.  Cost of revenues in connection with our environmental and engineering division consists of direct supplies and direct labor related to the fulfillment of each job.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses, and marketing.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to the condensed consolidated financial statements, the following accounting policy involves a greater degree of judgment and complexity.  Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition.  Revenue from the sale of crude oil and refined oil products is measured at the fair value of the consideration received or receivable, net of all trade discounts and volume rebates.  Revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer, recovery of the consideration is probable, the associated costs and possible return of goods can be estimated reliably, there is no continuing management involvement with the goods, and the amount of revenue can be measured reliably.  Transfers of risks and rewards vary depending on the individual terms of the contract of sale.  Our main products will be derived from refined crude oil, although the sale of crude oil is expected to occur from time to time.

Revenues from providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange are recognized over the period of services being performed.

Results of Operations

Comparison of Three Months Ended December 31, 2010 and 2009

Revenues.  Revenues from our refining segment for the three months ended December 31, 2010, were $334,190, compared to no revenues during the comparable prior period in 2009.  The increase in revenues was primarily due to commencement of production at our refinery during the current quarter.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended December 31, 2010, was $238,655, compared to no cost of revenues during the comparable prior period in 2009.  The increase in cost of revenues was primarily due to commencement of production at our refinery during the current quarter.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2010, were $231,080, compared to no amounts for the comparable prior period in 2009.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock based compensation.

Amortization and Depreciation.  Amortization and depreciation for the three months ended December 31, 2010, were $91,697, compared to no amounts for the comparable prior period in 2009.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during the current quarter.

Comparison of Nine Months Ended December 31, 2010 and 2009

Revenues.  Revenues from our refining segment for the nine months ended December 31, 2010, were $478,135, compared to no revenues during the comparable prior period in 2009.  The increase in revenues was primarily due to commencement of production at our refinery during the current quarter.

Cost of Revenues.  Cost of revenues from our refining segment for the nine months ended December 31, 2010, were $382,600, compared to no cost of revenues during the comparable prior period in 2009.  The increase in cost of revenues was primarily due to commencement of production at our refinery during the current quarter.

General and Administrative Expenses.  General and administrative expenses for the nine months ended December 31, 2010, were $397,286, compared to no amounts for the comparable prior period in 2009.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock based compensation.

Amortization and Depreciation.  Amortization and depreciation for the nine months ended December 31, 2010, were $91,697, compared to no amounts for the comparable prior period in 2009.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during the current quarter.

Cash Flows from Operating Activities

Net Cash Used in Operating Activities.  Net cash used in operating activities during the nine months ended December 31, 2010, was $459,327, compared to net cash used in operating activities for the nine months ended December 31, 2009, of $0.  This increase in cash used for operations was primarily due to commencement of operations during the current quarter, which caused a considerable net loss.

Cash Flows from Investing Activities

Net Cash Used in Investing Activities.  Net cash used in investing activities during the nine months ended December 31, 2010, was $78,524, compared to net cash used in operating activities for the nine months ended December 31, 2009, of $22,387.  This increase in cash used for investing was primarily due to additional capital expenditures in preparing our refinery for production.  In addition, these expenditures were offset by capital that was acquired in connection with the reverse acquisition.

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2010, was $640,988, compared to net cash used in operating activities for the nine months ended December 31, 2009, of $8,838.  This increase in cash provided by financing activities is directly related to the $750,000 in proceeds we received during 2010, which were used for improvements to and operation of our refinery.

Liquidity and Capital Resources

As of December 31, 2010, our principal source of liquidity was cash totaling $102,864.  The primary source of our liquidity during the nine months ended December 31, 2010, was our cash on hand.  The accompanying financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the nine months ended December 31, 2010, have a working capital deficit of $1,208,172, have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we have significant notes payable that are due in April 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through December 31, 2010, we funded operations through related party borrowings and $750,000 in borrowing from unrelated third parties.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through April 2011 due to the maturities of notes payable at that time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.02	Share Exchange Agreement among Geo Point Technologies, Inc., GMS Oil Holdings Limited, and Summit Trustees PLLC, dated May 7, 2010	Incorporated by reference from annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: February 22, 2011	By:	/s/ Jeffrey T. Jensen
Jeffrey T. Jensen, President, Chief Executive Officer, and Chief Financial Officer