Form 10-K
period 2011-03-31
GEO POINT TECHNOLOGIES INC
filed 2011-07-14
CIK 1425264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of September 30, 2010, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $282,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 14, 2011, issuer had 30,065,000 shares of issued and outstanding common stock, par value $0.001.

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

i

PART I

ITEM 1.  BUSINESS

History

Geo Point Technologies was formed as a DBA of our founder, William Lachmar, in 1997 and then incorporated under the laws of California in 2002.  In October 2006, we changed our state of incorporation from California to Utah by merging with our wholly owned Utah subsidiary formed for that purpose.  In May 2010, we entered into a share exchange agreement by which we acquired Sinur Oil LLP, a Kazakh oil refining company with operations in southern Kazakhstan.

Previous to the acquisition, our primary efforts had been in our environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange.

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

We are now in the process of shifting our focus to oil refining activities.  To carry out this transition, we will continue the operations of our other divisions until such time as the oil refining division is generating sufficient revenue to be self-sustaining.  At that point, we will evaluate whether or not to continue the operations of our environmental, engineering, and petroleum geology divisions or to focus all of our resources on our petroleum refining division.

Corporate Objective

We intend to continue to operate and expand our oil refining facility located in Karatau, Kazakhstan.  The refinery is designed to process crude oil into diesel, gasoline, and mazut, a fuel oil.  We currently sell the refined products domestically, and once current export restrictions are lifted, we intend to export them to the surrounding region as well.

Business Strategy

Our primary objective will be the achievement of profitability and self-sustaining growth by:

•	sourcing high-quality crude oil at favorable prices from local oil fields;

•	refining oil at our Karatau, Kazakhstan, micro-refinery; and

•	selling the finished products, which consist of diesel, petroleum, and mazut, both to domestic and international customers.

The Sinur Oil Plant at Karatau

The site of the Sinur Oil refinery was previously a fuel depot.  It was acquired by the Sinur Oil principals in 2007.  Since then, it has been remodeled and enhanced to turn it into a fully functional oil refinery.  The plant is expected to produce approximately 25,000 tons annually of refined products.  The micro-refinery is based on technology that has been in use since the 1990s and is currently deployed in over a dozen micro-refineries throughout Kazakhstan.  The refinery is located in Karatau, Kazakhstan, which is about 50 miles from Taraz, the fifth largest city in Kazakhstan.  The existing infrastructure, which includes electrical supply, water, boiler room, reservoirs, pipeline access, rail access, and administrative buildings, should be able to support an increase in refining activity.  Throughout Kazakhstan there are several smaller oil fields that are looking for access to refineries, but do not produce sufficient volume to supply larger refineries.

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

The principal competitive factors that would affect our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution, and transportation costs.  Certain competitors have refineries that are larger and more complex and, as a result, could have lower per unit costs or higher margins per unit of throughput.  Sinur Oil has no crude oil reserves and does not plan to engage in exploration at this time.  We believe that we will be able to obtain crude oil and other feedstock at generally competitive prices for the foreseeable future.

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

To operate profitably, it is important that Sinur Oil have a reliable supply of quality crude oil for its refining activities.  We have encountered some difficulty to date in obtaining a consistent supply of crude oil, and hence have not been able to operate the refinery at maximum capacity.

Governmental and Environmental Regulation

Sinur Oil’s operations are subject to various levels of governmental control and regulation in Kazakhstan.  We plan to focus on compliance with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate.  In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion.  Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations that affect the oil and gas industry, some of which carry substantial penalties for failure to comply.  These laws and regulations can have a significant impact and could adversely affect our profitability by increasing the cost of doing business and by imposition of new taxes, tax rates, and tax schemes.  Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

We do not expect that any of these governmental controls or regulations will affect projects in which we participate in a manner materially different than they would affect other projects of similar size or scope of operations.  All current legislation is a matter of public record, and we are not able to accurately predict what additional legislation or amendments may be enacted.  Governmental regulations may be changed from time to time in response to economic or political conditions.

On September 15, 2010, the government of Kazakhstan granted Sinur Oil a “License to Produce and Sell” petroleum products from its refinery in Karatau, southern Kazakhstan.  This license allows Sinur Oil to sell the finished products it refines itself, as well as to buy and sell petroleum products from other suppliers.  The license was issued by the Kazakh government after a lengthy process of document submission, quality testing, and review by various governmental departments, including the Ministry of Industry and Trade, the Agency for Natural Monopolies, and the Ministry of Oil and Gas.

Research and Development

Research and development expenses for the years ended March 31, 2011 and 2010, were $0 and $0, respectively.

Employees

We currently have approximately 45 full-time employees, 26 of whom are employed and paid only when our refinery is operating.

Office and Facilities

Our executive offices are located at 257 East 200 South, Suite 490, Salt Lake City, Utah 84111.  Our telephone number at that address is 801-810-4662, and our facsimile number is 801-820-3070.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are currently located in office space that has been made available to us by a nonrelated party free of charge.  We cannot be sure that this space will remain available to us or will continue to be sufficient for our needs.  We rent our environmental remediation offices in Santa Ana, California, on a month-to-month basis, which means that we could choose to leave or the property owner could require us to leave with one month’s notice.  Our current rental payment is approximately $1,000.00 per month.

Our oil refinery in Karatau, Kazakhstan, is located on a 4.3 hectare site that includes the refining equipment, storage tanks, administrative buildings, boilers, pumps, a warehouse, and a rail spur.

ITEM 3.  LEGAL PROCEEDINGS

In April 2011, we were sued by E&R Encino Property in the Superior Court of California, County of Los Angeles, Northwest District (Case No. LC093221).  The plaintiff alleges that we were negligent in performing certain tests to determine whether there were contaminants on a parcel of real property and that our negligence was also a breach of contract.  The complaint seeks unspecified damages.  We expect to defend the action vigorously.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the Over-the-Counter Bulletin Board since May 14, 2010.  The following table sets forth for the period indicated the high and low closing sales prices for our common stock as quoted under the symbol GNNC on the Over-The-Counter Bulletin Board:

	Low	High

2011:
Second Quarter (through July 12, 2011)	$2.30	$2.30
First Quarter	1.75	4.00

2010:
Fourth Quarter	1.75	2.00
Third Quarter	1.99	2.50
Second Quarter	2.00	3.00
First Quarter	1.40	3.00

2009:
Fourth Quarter	1.33	1.33
Third Quarter	1.33	1.33
Second Quarter	1.24	1.33
First Quarter	1.05	1.36

As of July 14, 2011, we had 30,065,000 shares of common stock issued and outstanding.  Of those shares, 10,000,000 shares are held by Gafur Kassymov, General Director of our subsidiary, Sinur Oil, and a director.

As of July 14, 2011, there were approximately 160 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to use any future earnings primarily for the expansion of our business.

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the period covered by this report.

Penny Stock Regulations

Our stock is presently regulated as a penny stock, and broker-dealers will be subject to regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.  The Securities and Exchange Commission has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5.00 per share that are not quoted on a securities exchange or which do not meet other substantive criteria.  Under these rules, our common stock is currently classified as a penny stock.  As a penny stock, our common stock is currently subject to rules promulgated by the Securities and Exchange Commission that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

Overview

We own and operate an oil refinery in Karatau, Kazakhstan, that refines crude oil into diesel fuel, gasoline, and mazut, a heating oil.  Our environmental and engineering division provides geological and earth study services related to land surveying for new construction, soil testing and environmental risk and impact assessments, and natural resource assessments with an emphasis on oil and gas deposit discovery.  During November 2010, we commenced production at the refinery.  The refinery equipment is new and during this initial production startup phase, we have not operated the refinery at its full capacity due to various factors.  During the quarter and subsequent period, the refinery was shut down due to the lack of availability of crude oil and the need for certain needed improvements, repairs, and maintenance.

Sources of Revenues

We generate revenues principally from the sale of crude oil and refined oil products in Kazakhstan.  We also generate revenue from our environmental and engineering services in the state of California.

Cost of Revenues and Operating Expenses

Cost of Revenues.  For our refining division, cost of revenues consists of costs of products sold, which includes the cost of crude oil and purchased finished products, direct costs of labor, maintenance materials and services, utilities, marketing expense, transportation costs, and other direct operating costs.  Cost of products is presented exclusive of depreciation and amortization.  Cost of revenues in connection with our environmental and engineering division consists of direct supplies and direct labor related to the fulfillment of each job.

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

We believe that of our significant accounting policies, which are described in Note 3 to the financial statements, the following accounting policy involves a greater degree of judgment and complexity.  Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Revenues from our environmental and engineering division are recognized over the period of services being performed.

Results of Operations

Revenues.  Revenues from our refining segment for the year ended March 31, 2011, were $964,347, compared to no revenues during the comparable prior period in 2010.  The increase in revenues was primarily due to commencement of production at our refinery during November 2010.

Cost of Revenues.  Cost of revenues from our refining segment for the year ended March 31, 2011, were $594,858, compared to no cost of revenues during the comparable prior period in 2010.  The increase in cost of revenues was primarily due to commencement of production at our refinery during November 2010.

General and Administrative Expenses.  General and administrative expenses for the year ended March 31, 2011, were $731,082, compared to $3,055 for the comparable prior period in 2010.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.

Amortization and Depreciation.  Amortization and depreciation for the year ended March 31, 2011, were $146,099, compared to no amounts for the comparable prior period in 2010.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during November 2010.

Cash Flows from Operating Activities.  Net cash used in operating activities during the year ended March 31, 2011, was $284,492, compared to net cash used in operating activities for the year ended March 31, 2010, of $3,748.  This increase in cash used for operations was primarily due to commencement of operations during November 2010, which also caused a considerable net loss.

Cash Flows from Investing Activities.  Net cash used in investing activities during the year ended March 31, 2011, was $200,859, compared to net cash used in investing activities for the year ended March 31, 2010, of $239,579.  This decrease in cash used for investing was primarily due to capital received in connection with the reverse acquisition of $119,749, which offset additional capital expenditures in preparing our refinery for production of $355,436.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the year ended March 31, 2011, was $671,761, compared to net cash used in financing activities for the year ended March 31, 2010, of $224,159.  This increase in cash provided by financing activities is directly related to the $750,000 in proceeds we received in fiscal 2011, which were used for improvements to and operation of our refinery.  In fiscal 2010, financing activities included loans from a related party that were used for improvements made to the refinery.

Liquidity and Capital Resources

As of March 31, 2011, our principal source of liquidity was cash totaling $191,545.  The primary source of our liquidity during the year ended March 31, 2011, was our cash on hand and $750,000 we borrowed from unrelated third parties.  The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the year ended March 31, 2011, have a working capital deficit of $1,497,046, have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we have significant notes payable and accrued interest that were due in April 2011 but have been extended to October 2011.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and, ultimately, to achieve profitable operations from the development of our business segments.  Since inception through March 31, 2011, we funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through October 2011 due to the maturities of notes payable at that time.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to a material weakness communicated to management by our independent registered accounting firm.

Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, including our Certifying Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was not effective as of March 31, 2011.

In connection with our fiscal 2011, our independent registered public accounting firm notified us of the following weakness in our internal controls, which it considers a material weakness:

•	Lack of segregation of duties with the cash receipts and disbursements processes.

We are currently in the process of remediating the material weakness by assessing the current segregations and areas in which improvement can be made.  Due to limited capital and personnel, we may not be able to remediate in the immediate future but are attempting to remediate within fiscal 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title
Jeffrey Jensen	32	President, Director
Gafur Kassymov	59	Director, Chairman of the Board, General Director of Sinur Oil
Jeffrey Brimhall	30	Director, Secretary/Treasurer

The principal occupation, title, and business experience of our executive officers and directors during the last five years, including the names and locations of employers, are indicated below.

Jeffrey Jensen became our director in August 2007 and our president and chief executive officer in March 2010.  He assumed the role of chief financial officer as well in December 2010.  Mr. Jensen is the president and owner of Jensen Consulting Group, a business consulting firm he founded in April 2007 that helps companies perform financial analysis, forecast cash flow needs, and secure investment capital.  In 2003, he founded Pacific Industrial Contractor Screening, a proprietary online clearinghouse that assists petrochemical companies prequalify contractors, and served as its chief information officer from 2003 through September 2007.  Mr. Jensen earned an M.B.A. from Brigham Young University in 2006 and a B.S. in electrical and computer engineering, magna cum laude, from Brigham Young University in 2003.

Gafur Kassymov became our director following the completion of the acquisition of Sinur Oil LLP in October 2010.  Mr. Kassymov is the General Director of Sinur Oil, overseeing company management and operations.  He has been involved in the oil refinery’s development since its inception in 2005.  Permanently residing in the Republic of Kazakhstan, Mr. Kassymov is the Chairman of the Uzbek Ethnic Cultural Association in the Republic of Kazakhstan, a non-governmental and non-political body.  Mr. Kassymov is a member of the Kazakhstan People’s Assembly (KPA), chaired by the President of Kazakhstan.  Mr. Kassymov studied at Leningrad Electrotechnical School, and then continued his education in Kazakhstan where he graduated from Dzambyl University with a bachelor’s degree in engineering and economics.  He also holds a degree of jurisprudence studies from Auylie-Ata University where he completed his post-graduate education in 2000.  Mr. Kassymov, however, is not a practicing attorney.

Jeffrey Brimhall currently serves as our director.  He served as the chief financial officer from March 2010 to December 2010.  Mr. Brimhall has several years of accounting and financial reporting experience.  He is currently a Financial Reporting Analyst with Resolute Energy Corp. and was previously an audit supervisor and audit associate with Hein & Associates LLP and Grant Thornton LLP, respectively.  Mr. Brimhall earned his B.S. in Accounting from Brigham Young University in 2005 and is a Certified Public Accountant licensed in the state of Colorado. Mr. Brimhall is also a director Caspian Services, Inc.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended March 31, 2011, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act, except that our former chief financial officer, Jeffrey Brimhall, was late in filing his initial Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the last three fiscal years, the dollar value of all cash and noncash compensation earned by the person who was our chief executive officer (our “Named Executive Officer”) as of the end of the last fiscal year:

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey Jensen	2011
CEO and CFO(1)	2010	--	--	--	--	--	--	--	--

(1)	Hired March 29, 2010, and serving without compensation until our financial position permits us to pay compensation.

Our compensation committee reviews our financial condition and internal projections for the following year before setting our officers’ salaries.

No other employee received any compensation in excess of $100,000 from us in the fiscal years ended March 31, 2011 and 2010.

No employees received any equity incentive awards during the fiscal years ended March 31, 2011 and 2010.

We do not have any plans that provide for the payment of any retirement benefits to any employee, and there are no contracts, agreements, plans, or arrangements that provide for any payment to any of our executive officers in the event of resignation, retirement, or other termination of employment with us.

Directors’ Compensation

Our directors are not compensated for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of July 14, 2011, the name, address, and stockholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of our common stock currently issued and outstanding; the name and stockholdings of each director; and the stockholdings of all executive officers and directors as a group.  Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Gafur Kassymov	Common Stock	10,000,000	33.3%
Kapal St. 144
Taraz City, Kazakhstan

Directors:
Gafur Kassymov	----------See above----------

Jeffrey Brimhall	Common Stock	--	--
257 East 200 South, #490
Salt Lake City, UT 84111

Jeffrey Jensen	Common Stock	16,000(1)	*
257 East 200 South, #490
Salt Lake City, UT 84111

All Executive Officers and
Directors as a Group (three persons):	Common Stock	10,016,000(1)	33.3%
_______________
*      Less than 1%.
(1)
Shares of common stock are held by Jeffrey Jensen, his wife, Casey Jensen, or JTJ Holdings LLC, CLJ Holdings LLC, Data System Innovations, and Jensen Consulting Group LLC, of which he and his spouse are members and/or managers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances to Shareholder

Prior to the reverse acquisition, Sinur Oil provided cash advances to a former shareholder of Sinur Oil for operating purposes.  Sinur Oil recorded these advances as a receivable from the shareholder at the time of the advance.  The advances were short-term and did not accrue interest.  At March 31, 2011 and 2010, advances due were $0 and $34,822, respectively.

Revolving Loans Payable to Related Parties

Sinur Oil’s operations have been funded through revolving loans due to its shareholder or direct family members or entities controlled by its shareholder.  The following is a summary of loans due to these related parties as of March 31, 2011 and 2010.

On February 2, 2010, we entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, we may borrow up to 30 million KZT, which is $203,031 and $201,091 at March 31, 2011 and 2010, respectively.  The note does not accrue interest and is due February 2, 2013.  As of March 31, 2011 and 2010, amounts due under this loan were $135,360 and $134,060, respectively.

On December 12, 2009, we entered into a revolving debt agreement with an entity owned by Sinur Oil’s shareholder.  Under the terms of the agreement, we may borrow up to 20 million KZT, which is $135,360 and $134,060 at March 31, 2011 and 2010, respectively.  The note does not accrue interest and is due December 14, 2011.  As of March 31, 2011 and 2010, amounts due under this loan were $0 and $85,129, respectively.

Since the above loans do not accrue interest, we have imputed interest at 19% per annum.  Imputed interest during the years ended March 31, 2011 and 2010, was $33,205 and $6,636, respectively.  In addition, we determined that an annual interest rate of 19% was consistent with borrowing rates we could receive.

Assumption of Capital Lease

In connection with the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder, we agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned us an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of March 31, 2011, amounts due to this entity were $99,438.

Director Independence

None of our directors is considered an independent member of our board of directors under NASD Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $105,905 and $31,765 for professional services rendered for the audit and reviews of our annual and interim financial statements for fiscal years ended March 31, 2011 and 2010, respectively.

Audit Related Fees

For our fiscal years ended March 31, 2011 and 2010, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2011 and 2010, we did not incur any fees for professional services rendered for tax compliance.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Articles of Merger	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

3.02	Bylaws	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.01	Specimen stock certificate—Common Stock	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 10.	Material Contracts
10.01	License Agreement between Geo Point Technologies, Inc. and Bill Lachmar, as of January 31, 2008	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

10.02	Share Exchange Agreement among Geo Point Technologies, Inc., GSM Oil Holdings Limited, and Summit Trustees PLLC, dated May 7, 2010	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.03	Engagement Agreement with National Securities Corp. dated May 28, 2010	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.04	Form of Warrant with schedule	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.05	Loan & Profit Sharing Agreement Second Amendment for $400,000	This filing.

Exhibit Number*	Title of Document	Location

10.06	Loan & Profit Sharing Agreement Amendment for $350,000	This filing.

Item 14.	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2009, filed June 24, 2009.

Item 21.	Subsidiaries
21.01	Schedule of Subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT TECHNOLOGIES, INC.

Date: July 14, 2011	By:	/s/ Jeffrey Jensen
Jeffrey Jensen
President, Principal Executive Officer,
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2011	/s/ Jeffrey Jensen
Jeffrey Jensen, Director
President, Principal Executive Officer,
and Principal Financial Officer

Date: July 14, 2011	/s/ Gafur Kassymov
Gafur Kassymov, Director

Date: July 14, 2011	/s/ Jeffrey Brimhall
Jeffrey Brimhall, Director

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Technologies, Inc.

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of March 31, 2011 and 2010	F-2

Statements of Operations for the Years Ended March 31, 2011 and 2010	F-3

Statements of Stockholders’ Equity for the Years Ended
March 31, 2010 and 2011	F-4

Statements of Cash Flows for the Years Ended March 31, 2011 and 2010	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Geo Point Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Geo Point Technologies, Inc. (the Company), and subsidiaries, as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Technologies, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 2 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
July 14, 2011

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$191,545	$924
Accounts receivable	25,414	-
Inventories	51,211	-
Prepaids and other current assets	4,610	-
Advances to related party	-	34,822
Total Current Assets	272,780	35,746

OTHER ASSETS
Property, plant and equipment, net	5,587,618	4,670,714
Value-added tax receivable	223,435	703
Other assets	1,000	-
	5,812,053	4,671,417

TOTAL ASSETS	$6,084,833	$4,707,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$527,342	$-
Customer deposit	98,131	-
Line of credit	22,258	-
Notes payable	750,000	-
Capital lease payable	272,657	-
Payable to related party	99,438	-
Total Current Liabilities	1,769,826	-

LONG-TERM LIABILITIES
Capital lease payable, net of current portion	396,458	-
Loans payable to related parties, net of current portion	135,360	219,189
TOTAL LIABILITIES	2,301,644	219,189

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 and 26,808,000 shares issued and outstanding at March 31, 2011 and 2010, respectively	30,065	26,808
Additional paid-in capital	5,654,638	5,589,433
Accumulated deficit	(830,236)	(9,691)
Other comprehensive loss	(1,071,278)	(1,118,576)
Total Stockholders' Equity	3,783,189	4,487,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,084,833	$4,707,163

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	March 31, 2011	March 31, 2010

REVENUES:
Refining	$964,347	$-
Environmental services	90,841	-
Total revenues	1,055,188	-

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	594,858	-
Cost of environmental services revenues	24,384	-
General and administrative	731,082	3,055
Depreciation and amortization	146,099	-
Total costs and operating expenses	1,496,423	3,055

OPERATING LOSS	(441,235)	(3,055)

OTHER INCOME (EXPENSE)
Interest expense	(351,901)	(6,636)
Total other income (expense)	(351,901)	(6,636)

NET LOSS	$(793,136)	$(9,691)

Other comprehensive income (loss) - foreign currency translation adjustments	47,298	(4,408)

COMPREHENSIVE LOSS	$(745,838)	$(14,099)

Basic and dilutive loss per share	$(0.03)	$(0.00)
Basic and dilutive weighted average common shares outstanding	28,185,962	26,808,000

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2011

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance, March 31, 2009	26,808,000	$26,808	$5,582,797	$-	$(1,114,168)	$4,495,437

Imputed interest on notes payable to related parties	-	-	6,636	-	-	6,636
Net loss and change in other comprehensive income (loss)	-	-	-	(9,691)	(4,408)	(14,099)
Balance, March 31, 2010	26,808,000	26,808	5,589,433	(9,691)	(1,118,576)	4,487,974

Reverse acquisition with Geo Point	3,257,000	3,257	-	(27,409)	-	(24,152)
Stock based compensation	-	-	32,000	-	-	32,000
Imputed interest on notes payable to related parties	-	-	33,205	-	-	33,205
Net loss and change in other comprehensive loss	-	-	-	(793,136)	47,298	(745,838)
Balance, March 31, 2011	30,065,000	$30,065	$5,654,638	$(830,236)	$(1,071,278)	$3,783,189

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(793,136)	$(9,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	33,205	6,636
Depreciation	146,099	-
Stock based compensation	32,000	-
Change in operating assets and liabilities, net of amount acquired:
Accounts receivable	(25,367)	-
Inventories	(50,731)	-
Prepaids and other current assets	3,435	-
Valued-added tax receivable	(142,519)	(693)
Accounts payable and accrued liabilities	415,311	-
Customer deposit	97,211	-
Net cash used in operating activities	(284,492)	(3,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in connection with reverse acquisition	119,749	-
Net repayment from (advances to) to related party	34,828	(35,641)
Purchase of property, plant and equipment	(355,436)	(203,938)
Net cash used in investing activities	(200,859)	(239,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	(52,916)	224,159
Proceeds from notes payable	750,000	-
Net repayment on line of credit	(25,323)	-
Net cash provided by financing activities	671,761	224,159

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4,211	152
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190,621	(19,016)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	924	19,940
CASH AND CASH EQUIVALENTS AT END OF YEAR	$191,545	$924

CASH PAID FOR:
Interest	$74,368	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of capital lease	$(659,083)	$-
Assumption of note payable to related parties	$(65,908)	$-
Receipt of equipment in connection with assumption of capital lease	$647,314	$-
Assets received in connection with reverse acquisition with Geo Point	$12,406	$-
Liabilities received in connection with reverse acquisition with Geo Point	$(156,307)	$-

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements presented herein include the operations of GSM and Sinur Oil from the date of Sinur Oil’s Inception and the operations of Geo Point from the date of the reverse acquisition of October 28, 2010 (all entities collectively referred to as the “Company”).  The Company intends to continue the business of Sinur Oil and Geo Point.

Geo Point’s operations are located in Santa Ana, California.  Geo Point provides geological and earth study services related to: land surveying for new construction; soil testing and environmental risk and impact assessments; natural resource assessments with an emphasis on oil; and gas deposit discovery.

Reverse Acquisition of Geo Point

The acquisition of Geo Point was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company determined for accounting and reporting purposes that Sinur Oil is the acquirer because of the significant holdings and influence of the control group before and after the acquisition.  In connection with the transaction, Sinur Oil shareholders hold approximately 89% of Geo Point’s issued and outstanding common stock.  Accordingly, the assets and liabilities of Sinur Oil are reported at historical cost and the historical results of Sinur Oil will be reflected in this and future Geo Point filings as a change in reporting entity.  The assets and liabilities of Geo Point are reported at fair value on the date of acquisition, and results of operations are reported from the date of acquisition of October 28, 2010.  The assets and liabilities of Geo Point are reported at their carrying values, which represented fair value.  No goodwill was reported since Geo Point had limited business activities.

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

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the year for the years ended March 31, 2011 and 2010:

	2011	2010

Revenues	$1,099,718	$185,986
Net income (loss)	$(1,530,546)	$12,665

2.           GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the year ended March 31, 2011, has a working capital deficit of $1,497,046, has limited capital to fund operations, and had a net usage of cash in operations.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and, ultimately, to achieve profitable operations from the development of its business segments.  Since Inception through March 31, 2011, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  At March 31, 2011, the Company was three months in arrears on payments for this lease, but had received a waiver until the end of July 2011 for such payments.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., and Sinur Oil.  All material intercompany accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statements from the reverse acquisition date of October 28, 2010, through March 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements.  Actual results could differ from those estimates.  Significant estimates made by management include the useful lives of property, plant, and equipment.

Development-Stage Enterprise

The Company exited the development stage during the year ended March 31, 2011, due to the commencement of its intended operations.

Fair Value of Financial Instruments

On April 1, 2008, the Company adopted the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

As of March 31, 2011 and 2010, the Company did not have Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, payables, line of credit notes payable to third parties, and the capital lease obligation.  The fair value of financial instruments approximated their carrying values as of March 31, 2011 and 2010, due to the short-term nature of these items.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts, and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.  The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from the sale of crude oil and refined oil products and its engineering services.  As a result, the Company’s trade accounts receivable are concentrated primarily in these industries.  As of March 31, 2011, one customer accounted for 39.3% of the Company’s consolidated accounts receivable.  The loss of this customer would not have a significant impact on the Company’s operations and cash flows.  The Company performs limited credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses.  The Company considers the following factors when determining if collection of a revenue is reasonably assured: customer creditworthiness, past transaction history with the customer, if any, current economic industry trends, and changes in customer payment terms.  In some cases regarding new customers, management requires payment in full or letters of credit before goods are provided.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  During the periods presented, credit losses were not significant.

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At March 31, 2011, inventories consisted of crude oil of $10,955 and refined product of $40,256.

Property, Plant and Equipment

Property, plant, and equipment are stated at historical cost less accumulated depreciation and impairment losses, if any.

The costs of major renovations and improvements that lead to a prolongation of the useful life or expanded future use capabilities of an asset are capitalized and depreciated over the asset’s remaining useful life.  Maintenance and repair costs that represent minor renewals and improvements are charged to expenses as incurred.

Depreciation is charged to the statement of operations and comprehensive income (loss) on а straight-line basis over the estimated useful lives of the individual assets.  Depreciation commences on the date of acquisition or, in respect of internally constructed assets, from the time an asset is completed and substantially ready for use.

The following useful lives are used as а basis for calculating depreciation:

• Buildings and constructions	8-50 years
• Machinery and equipment	3-15 years
• Vehicles	5-10 years
• Other assets	3-10 years

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

All proceeds from sales and services in which the above criteria are not met are deferred until such criteria are met.  At March 31, 2011, the Company had customer deposits of $98,131, which were received for future purchases of the Company’s product.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer.  If the Company has no previous experience with the customer, the Company typically requests retainers or obtains financial information sufficient to extend the credit.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  If the financial condition of the Company’s customers deteriorates, additional allowances are made.  To date, there have been no significant write-offs or allowances.

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

Cost Classifications

Costs of products sold include the cost of crude oil and purchased finished products, inclusive of transportation costs and exclusive of depreciation and amortization.  The Company purchases crude oil that at times exceeds the supply needs of its refinery.  Additionally, the Company enters into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carry-over cost.  Operating expenses include direct costs of labor, maintenance materials and services, utilities, marketing expenses, and other direct operating costs.  General and administrative expenses include compensation, professional services, and other support costs.

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

Segment Reporting

The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.  At March 31, 2011, the Company had two reporting segments; environmental and engineering services and refining services.  See Note 11 for additional information.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  The Company excluded warrants to purchase 500,000 common shares from the computation of diluted net loss per common share as the effect would have been antidilutive during the year ended March 31, 2011.  As of March 31, 2010, the Company did not have any dilutive securities.

Functional Currency Transactions

Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency.  The Tenge is the functional currency for the Company’s operations in Kazakhstan.  Resulting translation gains or losses are recognized as a component of other comprehensive income. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations.  Net foreign currency transaction gains included in the Company’s statement of operations were negligible for the years ended March 31, 2011 and 2010.

Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders.  Accumulated other comprehensive income is comprised solely of accumulated foreign currency translation adjustments.

Environmental Matters

When it is probable that costs associated with environmental remediation obligations will be incurred and they are reasonably estimable, the Company accrues such costs at the most likely estimate.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provisions for closed operations and environmental matters.  The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has potentially changed.  Such costs are based on its current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of March 31, 2011 and 2010, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.           PROPERTY, PLANT, AND EQUIPMENT

The following is a summary of the Company’s property, plant, and equipment at March 31, 2011 and 2010:

	2011	2010

Buildings	$718,947	$658,813
Equipment	4,789,156	3,787,081
Land	226,988	224,820
Total	5,735,091	4,670,714
Less: accumulated depreciation	(147,473)	-
Net Value	$5,587,618	$4,670,714

Depreciation expense during the year ended March 31, 2011, was $146,099.

As of March 31, 2011 and 2010, the Company had advances paid of $146,608 and $177,356, respectively, representing advances for electrical and construction works for which the construction had not commenced.  These advances are recorded within Equipment on the summary of Property, Plant, and Equipment reported above.

5.           NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with a third party.  Under the terms of the agreement, the principal balance and interest of $100,000 is due at April 15, 2011.  At March 31, 2011, the Company has accrued $95,000 in interest.  The proceeds were used in operations.  The note is denominated in United States dollars.  Translation losses are immaterial to the financial statements and have not been recognized.  See below for an additional note payable received from the third party.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with a third party.  Under the terms of the agreement, the note accrues interest at 30% per annum with principal and interest due at April 15, 2011.  The proceeds are to be used for operations.  The note is denominated in United States dollars.  At March 31, 2011, the Company has accrued $41,890 in interest.

On April 20, 2011, the holder of the notes extended the payment terms of the notes until October 15, 2011.  In addition, the accrued interest was rolled into the principal balance of the extended notes.  The notes accrue interest at 30% per annum payable upon maturity.

Line of Credit

In August 2010, Geo Point drew $50,000 from a line of credit already in place with a bank.  At March 31, 2011, the line of credit accrued interest at 5.50% per annum and had no amounts available.  The line of credit is unsecured, but is guaranteed by Geo Point’s former Chief Executive Officer.  The bank has since demanded repayment of the amounts drawn on the line of credit, and the Company has been making periodic payments to satisfy the obligation.  As of March 31, 2011, the line of credit balance of $22,258 is in default and is reflected as a current liability.  Subsequent to year end, the Company paid the remaining amounts due on the line of credit.

6.           RELATED-PARTY TRANSACTIONS

Advances to Shareholder

Prior to the reverse acquisition, the Company provided cash advances to the former shareholder of Sinur Oil for operating purposes.  The Company recorded these advances as a receivable from the shareholder at the time of the advance.  The advances were short-term and do not accrue interest.  At March 31, 2011 and 2010, advances due were $0 and $34,822, respectively.

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of March 31, 2011 and 2010.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, $203,031 and $201,091 at March 31, 2011 and 2010, respectively.  The note does not accrue interest and is due February 2, 2013.  As of March 31, 2011 and 2010, amounts due under this loan were $135,360 and $134,060, respectively.  All amounts have been reflected as long-term on the accompanying March 31, 2011 and 2010, balance sheets.

On December 12, 2009, the Company entered into a revolving debt agreement with an entity owned by Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 20 million KZT, $135,360 and $134,060 at March 31, 2011 and 2010, respectively.  The note does not accrue interest and is due December 14, 2011.  As of March 31, 2011 and 2010, amounts due under this loan were $0 and $85,129, respectively.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned the Company an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of March 31, 2011, amounts due to this entity were $99,438 and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not accrue interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the years ended March 31, 2011 and 2010, was $33,205 and $6,636, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

7.           CAPITAL LEASE

On June 28, 2010, the Company assumed a capital lease previously entered into by the shareholder.  The shareholder entered into the lease to purchase the primary refining equipment for the facility.  The shareholder controlled in excess of 50% of the issued and outstanding common stock of the Company at the time of assumption.  Thus, the transaction was recorded at the shareholder’s basis.  In connection with the transaction, the Company recorded equipment of $647,314, capital lease liability of $659,083, value-added tax receivable of $77,678, and advances due to a related party of $65,908.  Amounts due to a related party represented the purchase price of the assets in excess of the liability assumed, see Note 6 for additional information.

At transfer, the lease required monthly principal payments of $17,813, had a remaining term of 37 months, accrued interest at 19% per annum, and was secured by the assets purchased.

At March 31, 2011, the Company had not made any of the required payments and was three payments in arrears.  At March 31, 2011, the Company accrued interest of $61,760, which is included in accounts payable and accrued liabilities on the accompanying balance sheet.  On November 10, 2010, the Company obtained a waiver of the interest if payments were made prior to November 30, 2010.  The required payment was made and the deferral was granted.  On May 6, 2011, the Company received an additional waiver of principal payments through July 25, 2011.  At March 31, 2011, there have been no claims by the lessor of default and thus the long-term portion of the lease is reflected as such.

The future annual maturities of capital lease obligations as of March 31, 2011, are as follows:

Years ending March 31,

2012	$448,515
2013	347,023
2014	103,162
Total payments	898,700
Less interest	(229,585)
Total	$669,142
Current portion	$272,657
Long-term portion	$396,458

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

Environmental Issues

The Company is subject to various environmental laws and regulations of the Republic of Kazakhstan.  Management believes that the Company complies with all governmental requirements regarding environmental protection.  However, there is no assurance that contingent liabilities will not arise.  See Note 3 for additional information.

Litigation

The Company is involved in legal matters in the ordinary course of business.  Management believes the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial condition.

9.           STOCKHOLDER’S EQUITY

Assets Contributed

At Inception, Sinur’s sole shareholder contributed assets with a carrying value of $5,609,605.  The transaction was recorded at the shareholder’s basis in the assets as the shareholder controlled the assets prior to and after the transaction.  The transaction was accounted for as a capital contribution recorded in equity.

Imputed Interest

See Note 6 for a discussion regarding imputed interest on related-party loans payable.

Warrants

In May 2010, Geo Point entered into an agreement with a third party to provide assistance in capital raising and business advisory services for a period of one year.  In connection with the agreement, Geo Point granted warrants to purchase 250,000 shares of common stock, exercisable at a $1.75 per share, which were exercisable immediately.  Warrants to purchase an additional 250,000 shares may be issued upon the acceptance of a term sheet by the Company.  The warrants expire five years from the date of issuance.  In addition to the warrants, the Company is required to pay the third party 6% of equity capital raised, 3% of debt raised, and warrants to purchase 6% of the number of common shares purchased in the offering.  In addition, if the Company is successful in an acquisition or sale transaction, it is required to pay fees ranging from 2-3% of the transaction value and $100,000.

In regards to the initial warrants to purchase 250,000 shares of common stock, Geo Point valued the warrants on the date of the agreement as the performed criteria had been met and expensed as part of Geo Point’s predecessor operations.  In regards to the 250,000 warrants, which have a performance commitment in order to be exercised, Geo Point initially estimated that the performance period would be approximately six months.  In October 2010, it was apparent that this timeline would not be reached due to the delays in closing the Sinur Oil transaction.  Based on current discussions with the third party, the Company expected the performance would not be completed until at least April 2011.  In March 2011, the Company determined that the performance condition would not be met due to the limited operations at the Sinur Oil plant and the inability to currently establish consistent earnings, which was limiting the ability to raise capital.  Thus, at March 31, 2011, the Company ceased recording any additional expense in connection with the warrants.  Previously at each reporting period, the Company determined the fair value of the warrants and amortized that value over the estimated performance period.  Quarterly the performance period was reassessed and modified if necessary.  During the year ended March 31, 2011, the Company recorded compensation expense of $32,000 in general and administrative expenses on the accompanying statement of operations.  The warrants on March 31, 2011, were valued at $203,417 based on the Black-Scholes option-pricing method using the following assumptions: volatility of 54%, expected life of five years, risk free interest rate of 1.95%, and no dividends.

10.         INCOME TAXES

Kazakh tax legislation and practice is in a state of continuous development and therefore is subject to varying interpretations and frequent changes, which may be retroactive.  Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company may not coincide with that of management.  As a result, tax authorities may challenge transactions, and the Company may be assessed additional taxes, penalties, and interest.  Tax periods remain open to review by the tax authorities for five years.  The principle of group consolidation for tax purposes does not exist in Kazakhstan.  This means that the Company pays tax on all profits realized by its subsidiaries, but cannot offset the losses of other subsidiaries.  These losses can only be carried forward in the same company.  Management believes it has paid or accrued for all taxes that are applicable.  Where practice concerning the provision of taxes is unclear, management has accrued tax liabilities based on its best estimate.

During the year ended March 31, 2011, the provision for income taxes did not include a current provision due to the net loss in both the United States and Kazakhstan entities.  The deferred tax benefit for the same period was $145,586, of which a full valuation allowance was applied.  As of March 31, 2011, deferred tax assets included $27,378 for accrued liabilities and $118,208 for net operating loss carryforwards in which a full valuation allowance was applied.  The accrued liabilities are considered current.

The Company’s statutory rate is 34%.  Reconciliation of the amount of tax (benefit) that would result in applying that rate to the pretax loss is as follows for the year ended March 31, 2011:

Statutory tax rate	34.0%
Non-deductible expenses	(1.7)
Benefit of foreign currency tax rates	(14.0)
Accruals	(3.6)
Valuation allowance	(14.7)
Effective tax rate	0%

As of March 31, 2011, the Company has loss carryforwards of approximately $19,204 and $571,837 in the United States and Kazakhstan, respectively.  Tax loss carryforwards available in the United States begin to expire in 2031, and tax loss carryforwards available in Kazakhstan begin to expire in 2014.  Income taxes for the year ended March 31, 2010, were insignificant and thus the disclosures have not been provided.

11.         SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At March 31, 2011, the Company had two reporting segments; environmental and engineering services (Geo Point), and refining services (Sinur).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil for distribution.  See Note 1 for additional information regarding the Company’s two segments.  Sinur’s operations are located in Kazakhstan.  The Company evaluates the performance of its segments based on net loss.  The Company did not have any unallocated assets, income, and expenses in the tables presented below.  At March 31, 2010, the Company only had the Sinur segment and thus the information is not presented herein.

The following is a schedule of operating activities by segment for the year ended March 31, 2011:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$964,347	$964,347
Environmental services	90,841	-	90,841
Total Revenues	90,841	964,347	1,055,188

Expenses:
Cost of refining revenues	-	594,858	594,858
Cost of environmental service revenues	24,384	-	24,384
General and administrative	149,230	581,852	731,082
Depreciation and amortization	1,000	145,099	146,099
Total expenses	174,614	1,321,809	1,496,423

Operating loss	(83,773)	(357,462)	(441,235)

Other income (expense):
Other income	-	-	-
Interest expense	(636)	(351,265)	(351,901)
Total other income (expense)	(636)	(351,265)	(351,901)

Net loss	$(84,409)	$(708,727)	$(793,136)

The following is a schedule of assets by segment as of March 31, 2011:

	Geo Point	Sinur

Current assets	$117,509	$155,271
Property, plant, and equipment, net	2,362	5,585,256
Long term assets	1,000	223,435
Total assets	$120,871	$5,963,962

The following is a schedule of revenues by geographic area for the year ended March 31, 2011:

2011

United States	$90,841
Kazakhstan	964,347
Total revenues	$1,055,188

During the year ended March 31, 2011, all capital expenditures related to the Sinur segment.

12.          SUBSEQUENT EVENTS

See Notes 5 and 7 regarding discussion of subsequent events.