Form 10-Q
period 2011-06-30
GEO POINT TECHNOLOGIES INC
filed 2011-08-22
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 22, 2011, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION
Item 6. Exhibits	17
Signature	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$94,498	$191,545
Accounts receivable	7,515	25,414
Inventories	80,267	51,211
Prepaids and other current assets	468,356	151,218
Total Current Assets	650,636	419,388

OTHER ASSETS
Property, plant and equipment, net	5,421,956	5,441,010
Value-added tax receivable	234,314	223,435
Other assets	1,000	1,000
	5,657,270	5,665,445

TOTAL ASSETS	$6,307,906	$6,084,833

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$486,531	$527,342
Customer deposit	548,348	98,131
Line of credit	-	22,258
Notes payable	902,500	750,000
Capital lease payable	626,753	272,657
Payable to related party	100,534	99,438
Total Current Liabilities	2,664,666	1,769,826

LONG-TERM LIABILITIES
Capital lease payable, net of current portion	-	396,458
Loans payable to related parties, net of current portion	191,591	135,360
TOTAL LIABILITIES	2,856,257	2,301,644

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at June 30, 2011 and March 31, 2011	30,065	30,065
Additional paid-in capital	5,663,021	5,654,638
Accumulated deficit	(1,211,087)	(830,236)
Other comprehensive loss	(1,030,350)	(1,071,278)
Total Stockholders' Equity	3,451,649	3,783,189

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,307,906	$6,084,833

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2011	2010

REVENUES:
Refining	$53,968	$15,927
Environmental services	26,511	-
Total revenues	80,479	15,927

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	23,057	16,416
Cost of environmental services revenues	8,718	-
General and administrative	225,814	108,644
Depreciation and amortization	88,548	-
Total costs and operating expenses	346,137	125,060

OPERATING LOSS	(265,658)	(109,133)

OTHER INCOME (EXPENSE)
Interest expense	(115,194)	(28,299)
Total other expense	(115,194)	(28,299)

NET LOSS	$(380,852)	$(137,432)

Other comprehensive income - foreign currency translation adjustments	40,928	90,478

COMPREHENSIVE LOSS	$(339,924)	$(46,954)

Basic and dilutive loss per share	$(0.01)	$(0.00)
Basic and dilutive weighted average common shares outstanding	30,065,000	26,808,000

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(380,852)	$(137,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	8,384	8,181
Depreciation	88,548	-
Change in operating assets and liabilities, net of amount acquired:
Accounts receivable	17,954	(17,792)
Inventories	(28,196)	(59,717)
Prepaids and other current assets	(312,337)	(234,932)
Valued-added tax receivable	(8,329)	56,357
Accounts payable and accrued liabilies	100,670	147,337
Customer deposit	444,481	-
Net cash used in operating activities	(69,677)	(237,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Net repayment from (advances to) related party	-	4,788
Purchase of property, plant and equipment	(10,439)	(2,648)
Net cash provided by (used in) investing activities	(10,439)	2,140

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	54,171	(85,461)
Proceeds from notes payable	-	400,000
Payments on capital lease obligations	(49,221)	-
Net repayment on line of credit	(22,258)	-
Net cash provided by (used in) financing activities	(17,308)	314,539

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	377	(3,137)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,047)	75,544
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,545	924
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,498	$76,468

CASH PAID FOR:
Interest	$67,109	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of capital lease	$-	$(659,083)
Assumption of note payable to related parties	$-	$(65,908)
Receipt of equipment in connection with assumption of capital lease	$-	$647,318
Conversion of accured interest into note payable	$152,500	$-

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            GENERAL INFORMATION

Background

On May 7, 2010, Geo Point Technologies, Inc. (“Geo Point”), entered into a Share Exchange Agreement (the “Agreement”) with Summit Trustees PLLC, a Utah professional limited liability company (“Summit”), to acquire all of the issued and outstanding stock of GSM Oil Holdings Ltd. (“GSM”), a limited liability company organized in Cyprus on June 2, 2009.  Summit acted for the benefit and on behalf of certain beneficial stockholders of GSM.  On October 28, 2010, Geo Point completed the acquisition of all the assets and business of GSM in exchange for 26,808,000 shares of Geo Point’s common stock.  Pursuant to the terms of the Agreement, GSM became a wholly owned subsidiary of Geo Point, and the GSM shareholders assumed the controlling interest in Geo Point.  GSM had recently completed the acquisition of Sinur Oil LLP, a limited liability partnership organized in Kazakhstan (“Sinur Oil”), through its wholly owned subsidiary, GSM OIL B.V., a Dutch private company limited by shares (the “Subsidiary”).  Sinur Oil was organized on January 19, 2007 (“Inception”).  The transaction between GSM and Sinur Oil was between related entities held by the same shareholder.  The purpose of the transaction was for corporate structure strategies.

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

2.            GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the three months ended June 30, 2011, has a working capital deficit of $2,014,030, has limited capital to fund operations, and had a net usage of cash in operations.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since Inception through June 30, 2011, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it was in default and the bank could take such actions as foreclosure and other legal remedies. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., and Sinur Oil.  All material inter-company accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statement from the reverse acquisition date of October 28, 2010, through June 30, 2011.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of June 30, 2011, and the statements of operations and comprehensive income, and cash flows for the three months ended June 30, 2011 and 2010, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three-month periods are unaudited.  The results of the three months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending March 31, 2012, any other interim period, or any other future year.

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

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At June 30, 2011 and March 31, 2011, inventories consisted of crude oil of $21,562 and $10,955; and refined product of $58,705 and $40,256, respectively.

Revenue Recognition

All proceeds from sales and services for which the Company’s revenue recognition criteria are not met are deferred until such criteria are met.  At June 30, 2011 and March 31, 2011, the Company had customer deposits of $548,348 and $98,131, respectively, which were received for future purchases of the Company’s products.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of June 30, 2011, and March 31, 2011, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

Reclassification

To be consistent with the current year presentation, the Company has reclassified $146,608 that was previously recorded as property, plant and equipment to prepaids and other current assets at March 31, 2011. The reclassification did not have an impact on the Company’s financial statements other than the balance sheet presented at March 31, 2011.

4.            PREPAIDS AND OTHER CURRENT ASSETS

As of June 30, 2011 and March 31, 2011, the Company had advances paid of $455,628 and $146,608, respectively, representing advances for future deliveries of crude oil.

5.            NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with an unrelated third party, the proceeds of which were used for operations.  Under the terms of the agreement, the principal balance and interest of $100,000 was due at April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  The note is denominated in U.S. dollars.  Translation losses are immaterial to the financial statements and have not been recognized.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with the same unrelated third party with the proceeds to be used for operations.  Under the terms of the agreement, the note incurs interest at 30% per annum with principal and interest due April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011. The note is denominated in U.S. dollars.

Line of Credit

In May 2011, the Company satisfied the remaining amounts due under the line of credit that had been in default.

6.            RELATED PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded in part through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of June 30, 2011 and March 31, 2011.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to $205,269 and $203,031 at June 30, 2011 and March 31, 2011, respectively.  The note does not incur interest and is due February 2, 2013.  As of June 30, 2011 and March 31, 2011, amounts due under this loan were $191,591 and $135,360, respectively.  All amounts have been reflected as long-term on the accompanying balance sheets.

On December 12, 2009, the Company entered into a revolving debt agreement with an entity owned by Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 20 million KZT, which converts to $136,846 and $135,360 at June 30, 2011 and March 31, 2011, respectively.  The note does not incur interest and is due December 14, 2011.  As of June 30, 2011 and March 31, 2011, no amounts were due under this loan.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned the Company an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of June 30, 2011 and March 31, 2011, amounts due to this entity were $100,534 and $99,438, respectively, and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the three months ended June 30, 2011 and 2010, was $8,384 and $8,181, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

7.            CAPITAL LEASE

On June 28, 2010, the Company assumed a capital lease previously entered into by the shareholder.  The shareholder entered into the lease to purchase the primary refining equipment for the facility.  The shareholder controlled in excess of 50% of the issued and outstanding common stock of the Company at the time of assumption.  Thus, the transaction was recorded at the shareholder’s basis.  In connection with the transaction, the Company recorded equipment of $647,314, capital lease liability of $659,083, value-added tax receivable of $77,678, and advances due to a related party of $65,908.   Amounts due to a related party represented the purchase price of the assets in excess of the liability assumed. See Note 6 for additional information.

At transfer, the lease required monthly principal payments of $17,813, had a remaining term of 37 months, accrued interest at 19% per annum, and was secured by the assets purchased.

In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at June 30, 2011.  The Company is currently attempting to renegotiate the lease and/or obtain an extension. Due to the limited capital resources there are no guarantees that an acceptable agreement can be reached.  At June 30, 2011 and March 31, 2011, the Company accrued interest and penalties of $59,747 and $61,760, respectively, which are included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

9.            STOCKHOLDER’S EQUITY

Imputed Interest

See Note 6 for discussion regarding imputed interest on related-party loans payable.

Warrants

During the three months ended June 30, 2011, the Company cancelled a consulting agreement which Geo Point had entered into with a third party to provide assistance in capital raising and business advisory services.  In connection with this cancelation, warrants to purchase 250,000 shares that could have been earned by the consultant based on various performance criteria were cancelled.

10.          SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At June 30, 2011, the Company had two reporting segments; environmental and engineering services (“Geo Point”), and refining services (“Sinur Oil”).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur Oil segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil, for distribution.  See Note 1 for additional information regarding the Company’s two segments.  Sinur Oil’s operations are located in Kazakhstan.  The Company evaluates the performance of its segments based on net loss.  The Company did not have any unallocated assets, and income and expenses, in the tables presented below.

The following is a schedule of operating activities by segment for the three months ended June 30, 2011:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$53,968	$53,968
Environmental services	26,511	-	26,511
Total Revenues	26,511	53,968	80,479

Expenses:
Cost of refining revenues	-	23,057	23,057
Cost of environmental service revenues	8,718	-	8,718
General and administrative	83,689	142,125	225,814
Depreciation and amortization	500	88,048	88,548
Total expenses	92,907	253,230	346,137

Operating loss	(66,396)	(199,262)	(265,658)

Other income (expense):
Interest expense	-	(115,194)	(115,194)
Total other income (expense)	-	(115,194)	(115,194)

Net loss	$(66,396)	$(314,456)	$(380,852)

Other comprehensive loss	-	40,928	40,928

Net loss including comprehensive loss	$(66,396)	$(273,528)	$(339,924)

The following is a schedule of assets by segment as of June 30, 2011:

	Geo Point	Sinur

Current assets	$52,449	$598,187
Property, Plant and Equipment, net	9,667	5,412,289
Long term assets	1,000	234,314
Total assets	$63,116	$6,244,790

The following is a schedule of revenues by geographic area for the three months ended June 30, 2011:

United States	$26,511
Kazakhstan	53,968
Total revenues	$80,479

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

Overview

We own and operate an oil refinery in Karatau, Kazakhstan, that refines crude oil into diesel fuel, gasoline, and mazut, a heating oil.  Our environmental and engineering division provides geological and earth study services related to land surveying for new construction, soil testing and environmental risk and impact assessments, and natural resource assessments with an emphasis on oil and gas deposit discovery.  During November 2010, we commenced production at the refinery.  The refinery equipment is new and during this initial production startup phase, we have not operated the refinery at its full capacity due to various factors.  During the quarter and subsequent period, at times the refinery was shut down due to the lack of availability of crude oil.

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

We believe that of our significant accounting policies, which are described in Note 3 to the condensed consolidated financial statements, the following accounting policy involves a greater degree of judgment and complexity.  Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues.  Revenues from our refining segment for the three months ended June 30, 2011, were $53,968, compared to $15,927 during the comparable prior period in 2010.  The increase in revenues was primarily due to commencement of production at our refinery during November 2010. However, in fiscal 2011 we sold crude oil which we had purchased prior to the commencement of production.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended June 30, 2011, was $23,057, compared to $16,416 in cost of revenues during the comparable prior period in 2010.  The increase in cost of revenues was primarily due to commencement of production at our refinery during November 2010. Revenues from our environmental services segment were not present in the previous fiscal year due to the acquisition taking place later in fiscal 2011.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011, were $225,814, compared to $108,644 for the comparable prior period in 2010.  General and administrative expenses primarily consisted of professional fees, salaries and wages..  The increase is primarily related to the inclusion of Geo Point’s operations, and the expanded operations of Sinur Oil during the current year.

Amortization and Depreciation.  Amortization and depreciation for the three months ended June 30, 2011, were $88,548, compared to no amounts for the comparable prior period in 2010.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during November 2010.

Cash Flows from Operating Activities.  Net cash used in operating activities during the three months ended June 30, 2011, was $69,677, compared to net cash used in operating activities for the three months ended June 30, 2010, of $237,998.  This decrease in cash used by operations was primarily due to customer deposits received during fiscal 2012 and the add back of depreciation expense. Offsetting these amounts was an increase in prepaids and other assets due to the Company prepaying for crude oil prior to its delivery.

Cash Flows from Investing Activities.  Net cash used in investing activities during the three months ended June 30, 2011, was $10,439, compared to net cash provided by investing activities for the three months ended June 30, 2010, of $2,140.  This increase in cash used for investing was primarily due to additional capital expenditures related to our refinery.

Cash Flows from Financing Activities.  Net cash used in financing activities during the three months ended June 30, 2011, was $17,308, compared to net cash provided by financing activities for the three months ended June 30, 2010, of $314,539.  This increase in cash used in financing activities is directly related to the $400,000 in proceeds we received during the first quarter of fiscal 2011, which was used for operations.

Liquidity and Capital Resources

As of June 30, 2011, our principal source of liquidity was cash totaling $94,498.  The primary source of our liquidity during the three months ended June 30, 2011, was cash on hand, loans from a related party, and customer deposits in excess of prepaid crude oil.  The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the three months ended June 30, 2011, have a working capital deficit of $2,014,030, have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we have significant notes payable that are due in October 2011.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through June 30, 2011, we funded operations through related-party borrowings, $750,000 in borrowing from unrelated third parties, and cash flows generated from the refinery.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through October 2011 due to the maturities of notes payable at that time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

In connection with our fiscal 2011 audit, our independent registered public accounting firm notified us of the following weakness in our internal controls, which it considers a material weakness:

·	Lack of segregation of duties with the cash receipts and disbursements processes.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contract
10.05	Loan & Profit Sharing Agreement Second Amendment for $400,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011

10.06	Loan & Profit Sharing Agreement Second Amendment for $350,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	To be filed within 30 days from the due date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit
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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: August 22, 2011	By:	/s/ Jeffrey Jensen
Jeffrey Jensen, President, Chief Executive Officer, and Chief Financial Officer