Form 10-Q/A
period 2011-06-30
GEO POINT TECHNOLOGIES INC
filed 2011-09-01
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment #1)

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

Explanatory Note:  This Form 10-Q/A is filed solely to furnish the required XBRL files within the 30 day grace period allowed by the SEC for first-time XBRL submissions.  No changes to the financial content of the original Form 10-Q have been made.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:
Exhibit Number*	Title of Document	Location

Item 10	Material Contract
10.05	Loan & Profit Sharing Agreement Second Amendment for $400,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011

10.06	Loan & Profit Sharing Agreement Second Amendment for $350,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Previously filed

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Previously filed

Item 101	Interactive Data File s
101.XML	XBRL Instance Document	Furnished herewith
101.XSD	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: September 1 , 2011	By:	/s/ Jeffrey Jensen
Jeffrey Jensen, President, Chief Executive Officer, and Chief Financial Officer