Form 10-Q
period 2011-09-30
GEO POINT TECHNOLOGIES INC
filed 2011-11-21
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 21, 2011, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations and
Comprehensive Loss (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations..	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION
Item 6. Exhibits	18
Signature	18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,861	$191,545
Accounts receivable	5,882	25,414
Inventories	136,404	51,211
Prepaids and other current assets	440,036	151,218
Total Current Assets	634,183	419,388

OTHER ASSETS
Property, plant and equipment, net	5,181,693	5,441,010
Value-added tax receivable	216,410	223,435
Other assets	1,000	1,000
	5,399,103	5,665,445

TOTAL ASSETS	$6,033,286	$6,084,833

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$704,850	$527,342
Customer deposit	533,740	98,131
Line of credit	20,430	22,258
Notes payable	900,000	750,000
Capital lease payable	610,057	272,657
Payable to related parties	97,855	99,438
Total Current Liabilities	2,866,932	1,769,826

LONG-TERM LIABILITIES
Capital lease payable, net of current portion	-	396,458
Loans payable to related parties, net of current portion	186,487	135,360
TOTAL LIABILITIES	3,053,419	2,301,644

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at September 30, 2011 and March 31, 2011	30,065	30,065
Additional paid-in capital	5,663,020	5,654,638
Accumulated deficit	(1,601,856)	(830,236)
Other comprehensive loss	(1,111,362)	(1,071,278)
Total Stockholders' Equity	2,979,867	3,783,189

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,033,286	$6,084,833

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2011	2010	2011	2010

REVENUES:
Refining	$24,459	$128,018	$78,427	$143,945
Environmental services	34,291	-	60,802	-
Total revenues	58,750	128,018	139,229	143,945

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	34,947	132,088	58,004	148,504
Cost of environmental services revenues	4,185	-	12,903	-
General and administrative	201,764	57,562	427,578	166,206
Depreciation and amortization	89,727	-	178,275	-
Total costs and operating expenses	330,623	189,650	676,760	314,710

OPERATING LOSS	(271,873)	(61,632)	(537,531)	(170,765)

OTHER INCOME (EXPENSE)
Interest expense	(118,895)	(65,926)	(234,089)	(94,225)
Total other expense	(118,895)	(65,926)	(234,089)	(94,225)

NET LOSS	$(390,768)	$(127,558)	$(771,620)	$(264,990)

Other comprehensive loss - foreign currency translation adjustments	(81,012)	(108,327)	(40,084)	(17,849)

COMPREHENSIVE LOSS	$(471,780)	$(235,885)	$(811,704)	$(282,839)

Basic and dilutive loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Basic and dilutive weighted average common shares outstanding	30,065,000	26,808,000	30,065,000	26,808,000

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(771,620)	$(264,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	16,768	16,336
Depreciation	178,275	-
Change in operating assets and liabilities, net of amount acquired:
Accounts receivable	19,453	(161,221)
Inventories	(87,416)	(38,926)
Prepaids and other current assets	(295,965)	-
Valued-added tax receivable	3,527	(54,226)
Accounts payable and accrued liabilies	359,821	162,502
Customer deposit	444,331	147,101
Net cash used in operating activities	(132,826)	(193,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Net repayment from (advances to) related parties	-	30,617
Purchase of property, plant and equipment	(9,939)	(132,303)
Net cash used in investing activities	(9,939)	(101,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	54,153	(98,715)
Proceeds from notes payable	-	400,000
Payments on capital lease obligations	(49,205)	-
Net repayment on lines of credit	(1,428)	-
Net cash provided by financing activities	3,520	301,285

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(439)	(2,021)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,684)	4,154
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,545	924
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,861	$5,078

CASH PAID FOR:
Interest	$67,109	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of capital lease	$-	$(659,083)
Assumption of note payable to related parties	$-	$(65,908)
Receipt of equipment in connection with assumption of capital lease	$-	$647,318
Conversion of accured interest into note payable	$152,500	$-

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

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the three months ended September 30, 2011, has a working capital deficit of $2,232,749, has limited capital to fund operations, and had a net usage of cash in operations.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since Inception through September 30, 2011, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it was in default and the bank could take such actions as foreclosure and other legal remedies.  Thus, the Company has recorded the entire liability as current on the accompanying balance sheet.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from a principal shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., and Sinur Oil.  All material intercompany accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statements from the reverse acquisition date of October 28, 2010, through September 30, 2011.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of September 30, 2011, and the statements of operations and comprehensive income and cash flows for the three and six months ended September 30, 2011 and 2010, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three- and six-month periods are unaudited.  The results of the three and six months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending March 31, 2012, any other interim period, or any other future year.

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

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At September 30, 2011, and March 31, 2011, inventories consisted of crude oil of $72,776 and $10,955 and refined product of $63,628 and $40,256, respectively.

Revenue Recognition

All proceeds from sales and services for which the Company’s revenue recognition criteria are not met are deferred until such criteria are met.  Such criteria have been disclosed in prior filings.  At September 30, 2011, and March 31, 2011, the Company had customer deposits of $533,740 and $98,131, respectively, which were received for future purchases of the Company’s products.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of September 30, 2011, and March 31, 2011, the Company has no accrual for reclamation and remediation obligations.

4.           PREPAIDS AND OTHER CURRENT ASSETS

As of September 30, 2011, and March 31, 2011, the Company had advances paid of $438,202 and $146,608, respectively, representing advances for future deliveries of crude oil.

5.           NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with an unrelated third party, the proceeds of which were used for operations.  Under the terms of the agreement, the principal balance and interest of $100,000 was due at April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  The note is denominated in U.S. dollars.  The note is currently in default, and the Company is negotiating with the lender to extend the due date.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with the same unrelated third party with the proceeds to be used for operations.  Under the terms of the agreement, the note incurs interest at 30% per annum with principal and interest due April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  The note is denominated in U.S. dollars.  The note is currently in default, and the Company is negotiating with the lender to extend the due date.

Line of Credit

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company is allowed to borrow up to a maximum of $50,000 accruing interest daily at a rate of 24% per annum and due in six months from issuance.  As of September 30, 2011, the balance of the line of credit was $20,030 and $29,970 was available.  The total balance due to the holder includes accrued interest of $400 at September 30, 2011.

6.           RELATED-PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded in part through revolving loans due to Sinur Oil’s former principal shareholder or direct family members or entities controlled by Sinur Oil’s former principal shareholder.  The following is a summary of loans due to these related parties as of September 30, 2011, and March 31, 2011.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to $199,800 and $203,031 at September 30, 2011, and March 31, 2011, respectively.  The note does not incur interest and is due February 2, 2013.  As of September 30, 2011, and March 31, 2011, amounts due under this loan were $186,487 and $135,360, respectively.  All amounts have been reflected as long-term on the accompanying balance sheets.

On December 12, 2009, the Company entered into a revolving debt agreement with an entity owned by Sinur Oil’s principal shareholder.  Under the terms of the agreement, the Company may borrow up to 20 million KZT, which converts to $133,200 and $135,360 at September 30, 2011, and March 31, 2011, respectively.  The note does not incur interest and is due December 14, 2011.  As of September 30, 2011, and March 31, 2011, no amounts were due under this loan.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the six months ended September 30, 2011 and 2010, was $16,768 and $16,336, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s former principal shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned the Company an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of September 30, 2011, and March 31, 2011, amounts due to this entity were $97,855 and $99,438, respectively, and are reflected as a current liability on the accompanying balance sheet.

7.           CAPITAL LEASE

On June 28, 2010, the Company assumed a capital lease previously entered into by Sinur Oil’s former principal shareholder.  The shareholder entered into the lease to purchase the primary refining equipment for the facility.  The shareholder controlled in excess of 50% of the issued and outstanding common stock of the Company at the time of assumption.  Thus, the transaction was recorded at the shareholder’s basis.  In connection with the transaction, the Company recorded equipment of $647,314, capital lease liability of $659,083, value-added tax receivable of $77,678, and advances due to a related party of $65,908.  Amounts due to a related party represented the purchase price of the assets in excess of the liability assumed.  See Note 6 for additional information.

At transfer, the lease required monthly principal payments of $17,813, had a remaining term of 37 months, accrued interest at 19% per annum, and was secured by the assets purchased.

In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies.  Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at September 30, 2011.  The Company is currently attempting to renegotiate the lease and/or obtain an extension.  Due to the Company’s limited capital resources, there are no guarantees that an acceptable agreement can be reached.  At September 30, 2011, and March 31, 2011, the Company accrued interest and penalties of $85,851 and $61,760, respectively, which are included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

Litigation

The Company is involved in legal matters in the ordinary course of business relating to its environmental and engineering business.  Management believes the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial condition.

9.           STOCKHOLDER’S EQUITY

Imputed Interest

See Note 6 for discussion regarding imputed interest on related-party loans payable.

Warrants

During the six months ended September 30, 2011, the Company cancelled a consulting agreement that Geo Point had entered into with a third party to provide assistance in capital raising and business advisory services.  In connection with this cancelation, warrants to purchase 250,000 shares that could have been earned by the consultant based on various performance criteria were cancelled.

10.        SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At September 30, 2011, the Company had two reporting segments; environmental and engineering services (“Geo Point”) and refining services (“Sinur Oil”).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur Oil segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil, for distribution.  Sinur Oil’s operations are located in Kazakhstan.  See Note 1 for additional information regarding the Company’s two segments.  The Company evaluates the performance of its segments based on net operations.  The Company did not have any unallocated assets, income, and expenses in the tables presented below.

The following is a schedule of operating activities by segment for the three months ended September 30, 2011:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$24,459	$24,459
Environmental services	34,291	-	34,291
Total Revenues	34,291	24,459	58,750

Expenses:
Cost of refining revenues	-	34,947	34,947
Cost of environmental service revenues	4,185	-	4,185
General and administrative	127,425	74,339	201,764
Depreciation and amortization	1,000	88,727	89,727
Total expenses	132,610	198,013	330,623

Operating loss	(98,319)	(173,554)	(271,873)

Other income (expense):
Interest expense	(401)	(118,494)	(118,895)
Total other income (expense)	(401)	(118,494)	(118,895)

Net loss	$(98,720)	$(292,048)	$(390,768)

The following is a schedule of operating activities by segment for the six months ended September 30, 2011:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$78,427	$78,427
Environmental services	60,802	-	60,802
Total Revenues	60,802	78,427	139,229

Expenses:
Cost of refining revenues	-	58,004	58,004
Cost of environmental service revenues	12,903	-	12,903
General and administrative	211,114	216,464	427,578
Depreciation and amortization	1,500	176,775	178,275
Total expenses	225,517	451,243	676,760

Operating loss	(164,715)	(372,816)	(537,531)

Other income (expense):
Interest expense	(401)	(233,688)	(234,089)
Total other income (expense)	(401)	(233,688)	(234,089)

Net loss	$(165,116)	$(606,504)	$(771,620)

The following is a schedule of assets by segment as of September 30, 2011:

	Geo Point	Sinur

Current assets	$54,509	$579,674
Property, Plant and Equipment, net	8,167	5,173,526
Long term assets	1,000	216,410
Total assets	$63,676	$5,969,610

The following is a schedule of revenues by geographic area for the three and six months ended September 30, 2011:

	Three Months	Six Months
	Ended	Ended
	September 30, 2011	September 30, 2011

United States	$34,291	$60,802
Kazakhstan	24,459	78,427
Total revenues	$58,750	$139,229

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues.  Revenues from our refining segment for the three months ended September 30, 2011, were $24,459, compared to $128,018 during the comparable prior period in 2010.  The decrease in revenues was primarily due to the lack of available feedstock to operate our refinery.  However, in fiscal 2011 we sold crude oil that we had purchased prior to the commencement of production.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended September 30, 2011, was $34,947, compared to $132,088 in cost of revenues during the comparable prior period in 2010.  The decrease in cost of revenues was primarily due to the lack of available feedstock to operate our refinery.  Revenues from our environmental services segment were not present in the previous fiscal year due to the acquisition taking place later in fiscal 2011.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2011, were $201,764, compared to $57,562 for the comparable prior period in 2010.  General and administrative expenses primarily consisted of professional fees, salaries, and wages.  The increase is primarily related to the inclusion of Geo Point’s operations and the expanded operations of Sinur Oil during the current year.

Amortization and Depreciation.  Amortization and depreciation for the three months ended September 30, 2011, were $89,727, compared to no amounts for the comparable prior period in 2010.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during November 2010.

Comparison of Six Months Ended September 30, 2011 and 2010

Revenues.  Revenues from our refining segment for the six months ended September 30, 2011, were $78,427, compared to $143,945 during the comparable prior period in 2010.  The decrease in revenues was primarily due to the lack of available feedstock to operate our refinery.  However, in fiscal 2011 we sold crude oil that we had purchased prior to the commencement of production.

Cost of Revenues.  Cost of revenues from our refining segment for the six months ended September 30, 2011, was $58,004, compared to $148,504 in cost of revenues during the comparable prior period in 2010.  The decrease in cost of revenues was primarily due to the lack of available feedstock to operate our refinery.  Revenues from our environmental services segment were not present in the previous fiscal year due to the acquisition taking place later in fiscal 2011.

General and Administrative Expenses.  General and administrative expenses for the six months ended September 30, 2011, were $427,578, compared to $166,206 for the comparable prior period in 2010.  General and administrative expenses primarily consisted of professional fees, salaries, and wages.  The increase was primarily related to the inclusion of Geo Point’s operations and the expanded operations of Sinur Oil during the current year.

Amortization and Depreciation.  Amortization and depreciation for the six months ended September 30, 2011, were $178,275, compared to no amounts for the comparable prior period in 2010.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during November 2010.

Cash Flows from Operating Activities.  Net cash used in operating activities during the six months ended September 30, 2011, was $132,326, compared to net cash used in operating activities for the six months ended September 30, 2010, of $193,424.  This decrease in cash used by operations was primarily due to customer deposits received during fiscal 2012 and the add-back of depreciation expense.  Offsetting these amounts was an increase in prepaids and other assets due to the Company prepaying for crude oil prior to its delivery.

Cash Flows from Investing Activities.  Net cash used in investing activities during the six months ended September 30, 2011, was $10,439, compared to net cash provided by investing activities for the six months ended September 30, 2010, of $101,686.  This decrease in cash used for investing was primarily due to additional capital expenditures related to our refinery in fiscal 2010.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2011, was $3,520, compared to net cash provided by financing activities for the six months ended September 30, 2010, of $301,285.  This decrease in cash provided by financing activities was directly related to the $400,000 in proceeds we received during the first quarter of fiscal 2011, which was used for operations.

Liquidity and Capital Resources

As of September 30, 2011, our principal source of liquidity was cash totaling $51,861.  The primary source of our liquidity during the six months ended September 30, 2011, was cash on hand, loans from a related party, and customer deposits in excess of prepaid crude oil.  The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the six months ended September 30, 2011, have a working capital deficit of $2,232,749, have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we have significant notes payable that were due in October 2011, are currently in default, and for which we are currently negotiating an extension.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through September 30, 2011, we funded operations through related-party borrowings, $750,000 in borrowing from unrelated third parties, and cash flows generated from the refinery.  We are currently attempting to raise capital through debt and equity offerings and attempting to negotiate extensions of due dates in connection with capital leases and notes payable that are due.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the principal shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through January 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

In connection with our fiscal 2011 audit, our independent registered public accounting firm notified us that we lack segregation of duties with the cash receipts and disbursement processes, which it considers a material weakness in our internal controls.

We are currently in the process of remediating the material weakness by assessing the current segregations and areas in which improvement can be made.  Due to our limited capital and personnel, we may not be able to remediate in the immediate future, but are attempting to remediate within fiscal 2012.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data File
101.XML 101.XSD 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance Document XBRL Schema Document XBRL Calculation Linkbase Document XBRL Definition Linkbase Document XBRL Label Linkbase Document XBRL Presentation Linkbase Document	Attached
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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: November 21, 2011	By:	/s/ Jeff Jensen
Jeff Jensen, President, Chief Executive Officer, and Chief Financial Officer