Form 10-Q
period 2011-12-31
GEO POINT TECHNOLOGIES INC
filed 2012-02-27
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

Commission File Number 000-53182

GEO POINT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Utah	11-3797590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2319 Foothill Drive, Suite 160
Salt Lake City, UT  84109
(Address of principal executive offices)

801-810-4662
(Registrant’s telephone number)

257 East 200 South, Suite 490
Salt Lake City, UT 84111
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 27, 2012, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,708	$191,545
Accounts receivable	89,093	25,414
Inventories	138,081	51,211
Prepaids and other current assets	408,680	151,218
Total Current Assets	661,562	419,388

OTHER ASSETS
Property, plant and equipment, net	5,087,270	5,441,010
Value-added tax receivable	226,068	223,435
Other assets	1,000	1,000
	5,314,338	5,665,445

TOTAL ASSETS	$5,975,900	$6,084,833

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$798,656	$527,342
Customer deposits	533,505	98,131
Line of credit	21,630	22,258
Notes payable	902,500	750,000
Capital lease payable	609,789	272,657
Payable to related parties	207,654	99,438
Total Current Liabilities	3,073,734	1,769,826

LONG-TERM LIABILITIES
Capital lease payable, net of current portion	-	396,458
Loans payable to related parties, net of current portion	199,719	135,360
TOTAL LIABILITIES	3,273,453	2,301,644

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at December 31, 2011 and March 31, 2011	30,065	30,065
Additional paid-in capital	5,679,789	5,654,638
Accumulated deficit	(1,953,147)	(830,236)
Other comprehensive loss	(1,054,260)	(1,071,278)
Total Stockholders' Equity	2,702,447	3,783,189

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,975,900	$6,084,833

See accompanying notes to the condensed consolidated financial statements.

Geo Point Technologies, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2011	2010	2011	2010

REVENUES:
Refining	$52,519	$334,190	$130,946	$478,135
Environmental services	31,078	28,552	91,880	28,552
Total revenues	83,597	362,742	222,826	506,687

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	51,552	238,655	109,559	382,600
Cost of environmental services revenues	11,738	16,896	24,641	16,896
General and administrative	194,651	231,080	622,229	397,286
Depreciation and amortization	87,798	91,697	266,073	91,697
Total costs and operating expenses	345,739	578,328	1,022,502	888,479

OPERATING LOSS	(262,142)	(215,586)	(799,676)	(381,792)

OTHER INCOME (EXPENSE)
Interest expense	(89,147)	(79,837)	(323,236)	(174,062)
Total other expense	(89,147)	(79,837)	(323,236)	(174,062)

NET LOSS	$(351,289)	$(295,423)	$(1,122,912)	$(555,854)

Other comprehensive gain (loss) - foreign currency translation adjustments	57,102	3,944	17,018	(13,905)

COMPREHENSIVE LOSS	$(294,187)	$(291,479)	$(1,105,894)	$(569,759)

Basic and dilutive loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Basic and dilutive weighted average common shares outstanding	30,065,000	29,098,637	30,065,000	27,568,759

See accompanying notes to the condensed consolidated financial statements.

Geo Point Technologies, Inc.
Consolidated Statements of Cash Flows
(unadited)

	For the Nine Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,122,912)	$(555,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	25,152	24,720
Depreciation	266,073	92,197
Stock based compensation	-	32,000
Change in operating assets and liabilities, net of amount acquired:
Accounts receivable	(64,535)	(135,789)
Inventories	(88,524)	(174,796)
Prepaids and other current assets	(262,300)	4,127
Valued-added tax receivable	(6,343)	(111,021)
Accounts payable and accrued liabilies	529,840	271,418
Customer deposit	441,047	93,671
Net cash used in operating activities	(282,502)	(459,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in connection with reverse acquisition	-	119,749
Net repayment from (advances to) related parties	-	34,758
Purchase of property, plant and equipment	(10,011)	(233,031)
Net cash used in investing activities	(10,011)	(78,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	178,055	(98,648)
Proceeds from notes payable	-	750,000
Payments on capital lease obligations	(48,841)	-
Net repayment on lines of credit	(1,428)	(10,364)
Net cash provided by financing activities	127,786	640,988

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,110)	(1,197)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165,837)	101,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,545	924
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,708	$102,864

CASH PAID FOR:
Interest	$67,109	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of capital lease	$-	$(659,083)
Assumption of note payable to related parties	$-	$(65,908)
Receipt of equipment in connection with assumption of capital lease	$-	$647,318
Conversion of accured interest into note payable	$152,500	$-

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

Geo Point’s environmental and engineering operations are located in Santa Ana, California.  Geo Point provides geological and earth study services related to: land surveying for new construction; soil testing and environmental risk and impact assessments; natural resource assessments with an emphasis on oil; and gas deposit discovery.

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the three and nine months ended December 31, 2011, has a working capital deficit of $2,412,172 at December 31, 2011, has limited capital to fund operations, and had a net usage of cash in operations.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since Inception through December 31, 2011, the Company funded operations through related-party borrowings and $750,000 in borrowings from an unrelated third party.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  In July 2011, the Company was in default of July’s payment for this lease and has received a notice from the bank notifying the Company that it was in default and the bank could take such actions as foreclosure and other legal remedies.  To date, no additional payments have been made on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from a principal shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., and Sinur Oil.  All material intercompany accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statements from the reverse acquisition date of October 28, 2010, through December 31, 2011.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of December 31, 2011, and the statements of operations and comprehensive income and cash flows for the three and nine months ended December 31, 2011 and 2010, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three- and nine-month periods are unaudited.  The results of the three and nine months ended December 31, 2011, are not necessarily indicative of the results to be expected for the year ending March 31, 2012, any other interim period, or any other future year.

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

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At December 31, 2011, and March 31, 2011, inventories consisted of crude oil of $55,566 and $10,955 and refined product of $82,515 and $40,256, respectively.

Revenue Recognition

All proceeds from sales and services for which the Company’s revenue recognition criteria are not met are deferred until such criteria are met.  Such criteria have been disclosed in prior filings.  At December 31, 2011, and March 31, 2011, the Company had customer deposits of $533,505 and $98,131, respectively, which were received for future purchases of the Company’s products.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of December 31, 2011, and March 31, 2011, the Company has no accrual for reclamation and remediation obligations.

4.           PREPAIDS AND OTHER CURRENT ASSETS

As of December 31, 2011, and March 31, 2011, the Company had advances paid of $406,219 and $146,608, respectively, representing advances for future deliveries of crude oil.

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

Line of Credit

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company is allowed to borrow up to a maximum of $50,000 accruing interest daily at a rate of 24% per annum and due in six months from issuance.  As of December 31, 2011, the balance of the line of credit was $21,630 and $28,370 was available.  The total balance due to the holder includes accrued interest of $1,600 at December 31, 2011.

6.           RELATED-PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded in part through revolving loans due to Sinur Oil’s former principal shareholder or direct family members or entities controlled by Sinur Oil’s former principal shareholder.  The following is a summary of loans due to these related parties as of December 31, 2011 and March 31, 2011.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to $199,719 and $203,031 at December 31, 2011, and March 31, 2011, respectively.  The note does not incur interest and is due February 2, 2013.

As of December 31, 2011, and March 31, 2011, amounts due under this loan were $199,719 and $135,360, respectively.  All amounts have been reflected as long-term on the accompanying balance sheets.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to $177,736 at December 31, 2011.  The note does not incur interest and was due January 31, 2012, which was automatically extended to February 29, 2012.  As of December 31, 2011, amounts due under this loan were $109,839 and $67,897 was available.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On December 12, 2009, the Company entered into a revolving debt agreement with an entity owned by Sinur Oil’s principal shareholder.  Under the terms of the agreement, the Company may borrow up to 20 million KZT.  The note did not incur interest and expired on December 14, 2011.  As of December 31, 2011, and March 31, 2011, no amounts were due under this loan.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the nine months ended December 31, 2011 and 2010, was $25,152 and $24,720, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s former principal shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned the Company an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of December 31, 2011, and March 31, 2011, amounts due to this entity were $97,815 and $99,438, respectively, and are reflected as a current liability on the accompanying balance sheet.

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

In December 2011, the Company was in default of July’s payment for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies.  To date, no additional payments have been made on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at December 31, 2011.  The Company is currently attempting to renegotiate the lease and/or obtain an extension.  Due to the Company’s limited capital resources, there are no guarantees that an acceptable agreement can be reached.  At December 31, 2011, and March 31, 2011, the Company accrued interest and penalties of $110,056 and $61,760, respectively, which are included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

Warrants

During the nine months ended December 31, 2011, the Company cancelled a consulting agreement that Geo Point had entered into with a third party to provide assistance in capital raising and business advisory services.  In connection with this cancelation, warrants to purchase 250,000 shares that could have been earned by the consultant based on various performance criteria were cancelled.

10.           SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At December 31, 2011, the Company had two reporting segments; environmental and engineering services (“Geo Point”) and refining services (“Sinur Oil”).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur Oil segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil, for distribution.  Sinur Oil’s operations are located in Kazakhstan.  See Note 1 for additional information regarding the Company’s two segments.  The Company evaluates the performance of its segments based on net operations.  The Company did not have any unallocated assets, income, and expenses in the tables presented below.

The following is a schedule of operating activities by segment for the three months ended December 31, 2011:

	For the Three Months Ended December 31, 2011

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$52,519	$52,519
Environmental services	31,078	-	31,078
Total Revenues	31,078	52,519	83,597

Expenses:
Cost of refining revenues	-	51,552	51,552
Cost of environmental service revenues	11,738	-	11,738
General and administrative	59,651	135,000	194,651
Depreciation and amortization	1,000	86,798	87,798
Total expenses	72,389	273,350	345,739

Operating loss	(41,311)	(220,831)	(262,142)

Other income (expense):
Interest expense	(1,159)	(87,988)	(89,147)
Total other income (expense)	(1,159)	(87,988)	(89,147)

Net loss	$(42,470)	$(308,819)	$(351,289)

The following is a schedule of operating activities by segment for the nine months ended December 31, 2011:

	For the Nine Months Ended December 31, 2011

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$130,946	$130,946
Environmental services	91,880	-	91,880
Total Revenues	91,880	130,946	222,826

Expenses:
Cost of refining revenues	-	109,559	109,559
Cost of environmental service revenues	24,641	-	24,641
General and administrative	270,765	351,464	622,229
Depreciation and amortization	2,500	263,573	266,073
Total expenses	297,906	724,596	1,022,502

Operating loss	(206,026)	(593,650)	(799,676)

Other income (expense):
Interest expense	(1,560)	(321,676)	(323,236)
Total other income (expense)	(1,560)	(321,676)	(323,236)

Net loss	$(207,586)	$(915,326)	$(1,122,912)

The following is a schedule of revenues by geographic area for the three and nine months ended December 31, 2011:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2011	December 31, 2011

United States	$31,078	$91,880
Kazakhstan	52,519	130,946
Total revenues	$83,597	$222,826

The following is a schedule of assets by segment as of December 31, 2011:

	Geo Point	Sinur

Current assets	$27,944	$633,618
Property, Plant and Equipment, net	7,239	5,080,031
Long term assets	1,000	226,068
Total assets	$36,183	$5,939,717

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

Results of Operations

Comparison of Three Months Ended December 31, 2011 and 2010

Revenues.  Revenues from our refining segment for the three months ended December 31, 2011, were $52,519, compared to $334,190 during the comparable prior period in 2010.  The decrease in revenues was primarily due to the lack of available feedstock to operate our refinery.  However, in the prior period, we sold crude oil that we had purchased prior to the commencement of production. Revenues from our environmental services segment were consistent for both periods presented.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended December 31, 2011, was $51,552, compared to $238,655 in cost of revenues during the comparable prior period in 2010.  The decrease in cost of revenues was primarily due to the lack of available feedstock to operate our refinery.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2011, were $194,651, compared to $231,080 for the comparable prior period in 2010.  General and administrative expenses primarily consisted of professional fees, salaries, and wages.  The decrease is primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the three months ended December 31, 2011, were $87,798, compared to $91,697 for the comparable prior period in 2010.

Comparison of Nine Months Ended December 31, 2011 and 2010

Revenues.  Revenues from our refining segment for the nine months ended December 31, 2011, were $130,946, compared to $478,135 during the comparable prior period in 2010.  The decrease in revenues was primarily due to the lack of available feedstock to operate our refinery.  However, in the prior period, we sold crude oil that we had purchased prior to the commencement of production.

Cost of Revenues.  Cost of revenues from our refining segment for the nine months ended December 31, 2011, was $109,559, compared to $382,600 in cost of revenues during the comparable prior period in 2010.  The decrease in cost of revenues was primarily due to the lack of available feedstock to operate our refinery.  Revenues from our environmental services segment commenced in November 2010 of the previous fiscal year.

General and Administrative Expenses.  General and administrative expenses for the nine months ended December 31, 2011, were $622,229, compared to $397,286 for the comparable prior period in 2010.  General and administrative expenses primarily consisted of professional fees, salaries, and wages.  The increase was primarily related to the inclusion of Geo Point’s operations and the expanded operations of Sinur Oil during the current year.

Amortization and Depreciation.  Amortization and depreciation for the nine months ended December 31, 2011, were $266,073, compared to $91,697 for the comparable prior period in 2010.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during November 2010.

Cash Flows from Operating Activities.  Net cash used in operating activities during the nine months ended December 31, 2011, was $282,502, compared to net cash used in operating activities for the nine months ended December 31, 2010, of $459,327.  This decrease in cash used by operations was primarily due to customer deposits received during fiscal 2012, increase in accounts payable, and the add-back of depreciation expense.  Offsetting these amounts was an increase in prepaids and other assets due to the Company prepaying for crude oil prior to its delivery.

Cash Flows from Investing Activities.  Net cash used in investing activities during the nine months ended December 31, 2011, was $10,011, compared to net cash used in investing activities for the nine months ended December 31, 2010, of $78,524.  This decrease in cash used for investing was primarily due to additional capital expenditures related to our refinery in the prior period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2011, was $127,286, compared to net cash provided by financing activities for the nine months ended December 31, 2010, of $640,988.  This decrease in cash provided by financing activities was directly related to the $750,000 in proceeds we received during the first quarter of fiscal 2011, which was used for operations.

Liquidity and Capital Resources

As of December 31, 2011, our principal source of liquidity was cash totaling $25,708.  The primary source of our liquidity during the nine months ended December 31, 2011, was cash on hand, loans from a related party, and customer deposits in excess of prepaid crude oil.  The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the nine months ended December 31, 2011, have a working capital deficit of $2,412,172, have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we have significant notes payable that were due in October 2011, are currently in default, and for which we are currently negotiating an extension.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through December 31, 2011, we funded operations through related-party borrowings, $750,000 in borrowing from unrelated third parties, and cash flows generated from the refinery.  We are currently attempting to raise capital through debt and equity offerings and attempting to negotiate extensions of due dates in connection with capital leases and notes payable that are due.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the principal shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through April 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: February 27, 2012	By:	/s/ Jeff Jensen
Jeff Jensen, President, Chief Executive Officer, and Chief Financial Officer