Form 10-K
period 2012-03-31
GEO POINT TECHNOLOGIES INC
filed 2012-07-16
CIK 1425264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of September 30, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $46,112,700.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 16, 2012, issuer had 30,065,000 shares of issued and outstanding common stock, par value $0.001.

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

Research and Development

There were no research and development expenses for the years ended March 31, 2012 and 2011.

Employees

We currently have approximately 45 full-time employees, 26 of whom are employed and paid only when our refinery is operating.

Office and Facilities

Our executive offices are located at 2319 Foothill Drive, Suite 160, Salt Lake City, Utah 84109.  Our telephone number at that address is 801-810-4662, and our facsimile number is 801-820-3070.

Environmental and Engineering Division

The business operations of the Environmental Division are primarily comprised of services related to identifying any recognized environmental condition (“REC”) as provided by the federal, state or local governmental agencies and any potential lender that may be seeking a security interest in subject properties.  If an REC is identified to exist, then we will provide the project management and engineering necessary to remediate the property and bring it back into regulatory compliance.  Examples of products of concern when they are inadvertently inoculated into the shallow subsurface soils or groundwater are gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.

The Engineering Division has provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.  These services mostly comprise subsurface trench work where underground utilities are installed such as electrical, fiber optic, water and gas.  Other engineering services are for gasoline service stations where updated monitoring equipment must be installed or the monitoring equipment shows an error code that needs to be corrected before the gas station can begin to pump gas again, or more crash posts must be installed around a propane tank, dispenser island or similar setting.

These Divisions’ services generally include:

•	Construction and Emergency Response
•	Demolition, Remediation and Restoration
•	Subsurface Investigation
•	Water and Wastewater Treatment
•	Engineering and Environmental Consulting
•	Environmental Permitting and Compliance
•	Litigation Support

We are a California General Engineering, Construction and Hazardous Materials Contractor (Lic.# 920887).

The technology underlying the License Agreement of the “HI Technology”, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the past 2 years.  We intend to use our proprietary HI Technology to become a technology leader in oil and gas exploration services.  As we enter the commercialization stage of the HI Technology development, we must acquire projects and business opportunities that build the credibility of the HI Technology and develop our ability to deliver quality oil and gas exploration prospect areas.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas.

Our competitors include most large and well-funded entities whose businesses and subsidiaries focus solely on the industries in which we will be operating.  In this respect, we are at a distinct disadvantage to these competitors.  Our services may be limited to smaller projects by reason of our limited financial resources.  We believe our competitive position in this industry as a whole is not presently significant.

We do not advertise our services in any publications, and we rely primarily on past customers for repeat business, including large property management companies, wholesale fuel distributors and automobile dealers, among others, for referrals.

We do not maintain any hazardous chemicals on-site, and those we utilize in our remediation services are shipped directly to the impacted site from the supplier of chemicals, with all the proper manifests by a certified Hazardous Materials transporter.  These chemicals are available from a wide array of suppliers.  We store no materials that require us to maintain any permits.

We do not hold any patents; however, we have proprietary technology applications related to our HI Technology.

We have no real suppliers of products other than some environmental hand held equipment that is competitively marketed by numerous distributors, and there is little chance that any equipment that is necessary to conduct our environmental services would not be available to rent or purchase.

We have two main subcontractors that are almost always a part of any Environmental services conducted by us, which are the drillers and sample analysis laboratories; however, there are numerous companies that provide these services, and we would always be able to subcontract these services to others because the drilling and sample analysis businesses are very competitive, along with the prices for these services.  We do not anticipate any adverse effect if our main subcontractors ceased operations.  There are many other subcontractors that would be available to provide these services.  Our current principal subcontractors are ASTECH Environmental Services, Inc., a drilling contractor, and Alpha Scientific Corporation, a laboratory analysis subcontractor.

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

ITEM 3.  LEGAL PROCEEDINGS

In April 2011, we were sued by E&R Encino Property in the Superior Court of California, County of Los Angeles, Northwest District (Case No. LC093221).  The plaintiff allege that we were negligent in performing certain tests to determine whether there were contaminants on a parcel of real property and that our negligence was also a breach of contract.  On February 2, 2012, we settled with the plaintiff for a minimal amount and the lawsuit was dismissed with prejudice.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the Over-the-Counter Bulletin Board since May 14, 2010.  The following table sets forth for the period indicated the high and low closing sales prices for our common stock as quoted under the symbol GNNC on the Over-The-Counter Bulletin Board:

	Low	High

2012:
Second Quarter (through July 12, 2012)	$1.70	$1.70
First Quarter	1.70	1.70

2011:
Fourth Quarter	1.10	2.30
Third Quarter	2.30	2.30
Second Quarter	2.30	2.30
First Quarter	1.75	4.00

2010:
Fourth Quarter	1.75	2.00
Third Quarter	1.99	2.50
Second Quarter	2.00	3.00
First Quarter	1.40	3.00

As of July 16, 2012, we had 30,065,000 shares of common stock issued and outstanding.  Of those shares, 10,000,000 shares are held by Gafur Kassymov, General Director of our subsidiary, Sinur Oil, and a director.

As of July 16, 2012, there were approximately 158 holders of record of our common stock.

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

Results of Operations

Revenues.  Revenues from our refining segment for the year ended March 31, 2012, were $246,239, compared to $964,347 during the comparable prior period in 2011.  The decrease in revenues was primarily due to the lack of available feedstock to operate our refinery. However, in the prior period, we sold crude oil that we had purchased prior to the commencement of production.

Cost of Revenues.  Cost of revenues from our refining segment for the year ended March 31, 2012, were $551,795, compared to $594,858 during the comparable prior period in 2011.  The decrease in cost of revenues was primarily due to the lack of available feedstock to operate our refinery, but was offset by the write-off of prepaid crude. Revenues from our environmental services segment commenced in November 2010 of the previous fiscal year.

General and Administrative Expenses.  General and administrative expenses for the year ended March 31, 2012, were $610,042, compared to $731,082 for the comparable prior period in 2011.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the year ended March 31, 2012, were $384,107, compared to $146,099 for the comparable prior period in 2011.  The inclusion of amortization and depreciation was due to the commencement of production at our refinery during November 2010.

Cash Flows from Operating Activities.  Net cash used in operating activities during the year ended March 31, 2012, was $97,866, compared to net cash used in operating activities for the year ended March 31, 2011, of $431,100.  This decrease in cash used by operations was primarily due to customer deposits received during fiscal 2012, increase in accounts payable, and the add-back of depreciation expense.  Offsetting these amounts was an increase in prepaids and other assets due to the Company prepaying for crude oil prior to its delivery.

Cash Flows from Investing Activities.  Net cash used in investing activities during the year ended March 31, 2012, was $30,718, compared to net cash used in investing activities for the year ended March 31, 2011, of $200,859.  This decrease in cash used for investing was primarily due to additional capital expenditures related to our refinery in the prior period.

Cash Flows from Financing Activities.  Net cash used in financing activities during the year ended March 31, 2012, was $26,798, compared to net cash provided by financing activities for the year ended March 31, 2011, of $671,761.  This decrease in cash provided by financing activities was directly related to the $750,000 in proceeds we received during the first quarter of fiscal 2011, which was used for operations.

Liquidity and Capital Resources

As of March 31, 2012, our principal source of liquidity was cash totaling $35,249.  The primary source of our liquidity during the year ended March 31, 2012, was cash on hand, loans from a related party, and customer deposits in excess of prepaid crude oil.  The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the year ended March 31, 2012, have a working capital deficit of $3,045,788, have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we have significant notes payable and accrued interest that were due in October 2011 are currently in default, and for which we are currently negotiating an extension.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and, ultimately, to achieve profitable operations from the development of our business segments.  Since inception through March 31, 2012, we funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through October 2012.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to a material weakness communicated to management by our independent registered accounting firm.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was not effective as of March 31, 2012.

In connection with our fiscal 2012 audit, our independent registered public accounting firm notified us of the following weakness in our internal controls, which it considers a material weakness:

•	Lack of segregation of duties with the cash receipts and disbursements processes.

•	Inadequate controls over the period end closing function and account reconciliations.
We are currently in the process of remediating the material weaknesses by assessing the current segregations and areas in which improvement can be made.  Due to limited capital and personnel, we may not be able to remediate in the immediate future but are attempting to remediate within fiscal 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title
Jeff Jensen	33	President, Director
Gafur Kassymov	60	Director, Chairman of the Board, General Director of Sinur Oil
Jeffrey Brimhall	31	Director, Secretary/Treasurer

The principal occupation, title, and business experience of our executive officers and directors during the last five years, including the names and locations of employers, are indicated below.

Jeff Jensen became our director in August 2007 and our president and chief executive officer in March 2010.  He assumed the role of chief financial officer as well in December 2010.  Mr. Jensen is the president and owner of Jensen Consulting Group, a business consulting firm he founded in April 2007 that helps companies perform financial analysis, forecast cash flow needs, and secure investment capital.  In 2003, he founded Pacific Industrial Contractor Screening, a proprietary online clearinghouse that assists petrochemical companies prequalify contractors, and served as its chief information officer from 2003 through September 2007.  Mr. Jensen earned an M.B.A. from Brigham Young University in 2006 and a B.S. in electrical and computer engineering, magna cum laude, from Brigham Young University in 2003.

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

Jeffrey Brimhall currently serves as our director.  He served as the chief financial officer from March 2010 to December 2010.  Mr. Brimhall has several years of accounting and financial reporting experience.  He is currently a Financial Reporting Analyst with Resolute Energy Corp. and was previously an audit supervisor and audit associate with Hein & Associates LLP and Grant Thornton LLP, respectively.  Mr. Brimhall earned his B.S. in Accounting from Brigham Young University in 2005 and is a Certified Public Accountant licensed in the state of Colorado.  Mr. Brimhall is also a director of Caspian Services, Inc.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended March 31, 2012, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the last three fiscal years, the dollar value of all cash and noncash compensation earned by the person who was our chief executive officer (our “Named Executive Officer”) as of the end of the last fiscal year:

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeff Jensen	2012
CEO and CFO(1)	2011	--	--	--	--	--	--	--	--

(1)	Hired March 29, 2010, and serving without compensation until our financial position permits us to pay compensation.

Our compensation committee reviews our financial condition and internal projections for the following year before setting our officers’ salaries.

No other employee received any compensation in excess of $100,000 from us in the fiscal years ended March 31, 2012 and 2011.

No employees received any equity incentive awards during the fiscal years ended March 31, 2012 and 2011.

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

Name of Person or Group	Nature of Ownership	Amount		Percent

Principal Stockholders:
Gafur Kassymov	Common Stock	10,000,000		33.3%
Kapal St. 144
Taraz City, Kazakhstan

Directors:
Gafur Kassymov	----------See above----------

Jeffrey Brimhall	Common Stock	--		--
2319 Foothill Drive, #160
Salt Lake City, UT 84109

Jeffrey Jensen	Common Stock	16,000	(1)	*
2319 Foothill Drive, #160
Salt Lake City, UT 84109

All Executive Officers and Directors as a Group (three persons):	Common Stock	10,016,000	(1)	33.3%
_______________
*      Less than 1%.
(1)
Shares of common stock are held by Jeff Jensen, his wife, Casey Jensen, or JTJ Holdings LLC, CLJ Holdings LLC, Data System Innovations, and Jensen Consulting Group LLC, of which he and his spouse are members and/or managers

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances to Shareholder

Prior to the reverse acquisition, Sinur Oil provided cash advances to a former shareholder of Sinur Oil for operating purposes.  Sinur Oil recorded these advances as a receivable from the shareholder at the time of the advance.  The advances were short-term and did not accrue interest.  At March 31, 2012 and 2011, there were no advances due to the former shareholder.

Revolving Loans Payable to Related Parties

Sinur Oil’s operations have been funded through revolving loans due to its shareholder or direct family members or entities controlled by its shareholder.  The following is a summary of loans due to these related parties as of March 31, 2012 and 2011.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $180,000 at March 31, 2012.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of March 31, 2012, amounts due under this loan were $21,789 and $158,211 was available.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On February 2, 2010, we entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, we may borrow up to 30 million KZT, which is approximately $200,000 and $203,000 at March 31, 2012 and 2011, respectively.  The note does not accrue interest and is due February 2, 2013.  As of March 31, 2012 and 2011, amounts due under this loan were $133,250 and $135,360, respectively.

On December 12, 2009, we entered into a revolving debt agreement with an entity owned by Sinur Oil’s shareholder.  Under the terms of the agreement, we were able to borrow up to 20 million KZT, or $135,360 at March 31, 2011, respectively.  The note did not accrue interest and expired December 14, 2011.  As of March 31, 2012 and 2011, no amounts were due under this.

Since the above loans do not accrue interest, we have imputed interest at 19% per annum.  Imputed interest during the years ended March 31, 2012 and 2011, was $33,535 and $33,205, respectively.  In addition, we determined that an annual interest rate of 19% was consistent with borrowing rates we could receive.

Assumption of Capital Lease

In connection with the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder, we agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned us an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of March 31, 2012 and 2011, amounts due to this entity were approximately $97,896 and $99,438, and are reflected as a current liability on the accompanying balance sheet.

Director Independence

None of our directors is considered an independent member of our board of directors under NASD Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $108,225 and $105,905 for professional services rendered for the audit and reviews of our annual and interim financial statements for fiscal years ended March 31, 2012 and 2011, respectively.

Audit Related Fees

For our fiscal years ended March 31, 2012 and 2011, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2012 and 2011, we were billed $5,061 and $0, respectively for professional services rendered for tax compliance.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Articles of Merger	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

3.02	Bylaws	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.01	Specimen stock certificate—Common Stock	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 10.	Material Contracts
10.01	License Agreement between Geo Point Technologies, Inc. and Bill Lachmar, as of January 31, 2008	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

10.02	Share Exchange Agreement among Geo Point Technologies, Inc., GSM Oil Holdings Limited, and Summit Trustees PLLC, dated May 7, 2010	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.03	Engagement Agreement with National Securities Corp. dated May 28, 2010	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.04	Form of Warrant with schedule	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.05	Loan & Profit Sharing Agreement Second Amendment for $400,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011.

10.06	Loan & Profit Sharing Agreement Amendment for $350,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011.

Item 14.	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2009, filed June 24, 2009.

Item 21.	Subsidiaries
21.01	Schedule of Subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

101 INS	XBRL Instance Document**	This filing.

101 SCH	XBRL Schema Document**	This filing.

101 CAL	XBRL Calculation Linkbase Document**	This filing.

101 DEF	XBRL Definition Linkbase Document**	This filing.

101 LAB	XBRL Labels Linkbase Document**	This filing.

101 PRE	XBRL Presentation Linkbase Document**	This filing.

___________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

**  The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT TECHNOLOGIES, INC.

Date: July 16, 2012	By:	/s/ Jeff Jensen
Jeff Jensen
President, Principal Executive Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2012	/s/ Jeff Jensen
Jeff Jensen, Director
President, Principal Executive Officer, and Principal Financial Officer

Date: July 16, 2012	/s/ Gafur Kassymov
Gafur Kassymov, Director

Date: July 16, 2012	/s/ Jeffrey Brimhall,
Jeffrey Brimhall, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Geo Point Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Geo Point Technologies, Inc. (the "Company"), and subsidiaries, as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Technologies, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 2 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, is in default on certain debt, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell, P.C.

Salt Lake City, Utah
July 16, 2012

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,249	$191,545
Accounts receivable, net	3,911	25,414
Inventories	285,094	51,211
Prepaids and other current assets	36,502	151,218
Total Current Assets	360,756	419,388

OTHER ASSETS
Property, plant and equipment, net	4,243,895	5,441,010
Value-added tax receivable	255,393	223,435
Other assets	1,000	1,000
	4,500,288	5,665,445

TOTAL ASSETS	$4,861,044	$6,084,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$1,056,096	$527,342
Customer deposits	561,899	98,131
Line of credit	22,830	22,258
Notes payable	902,500	750,000
Capital lease payable	610,284	272,657
Payable to related parties	252,935	99,438
Total Current Liabilities	3,406,544	1,769,826

LONG-TERM LIABILITIES
Capital lease payable, net of current portion	-	396,458
Loans payable to related parties, net of current portion	-	135,360
TOTAL LIABILITIES	3,406,544	2,301,644

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at March 31, 2012 and 2011	30,065	30,065
Additional paid-in capital	5,688,173	5,654,638
Accumulated deficit	(3,251,714)	(830,236)
Other comprehensive loss	(1,012,024)	(1,071,278)
Total Stockholders' Equity	1,454,500	3,783,189

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,861,044	$6,084,833

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended March 31,	For the Year Ended March 31,
	2012	2011

REVENUES:
Refining	$246,239	$964,347
Environmental services	126,459	90,841
Total revenues	372,698	1,055,188

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	551,795	594,858
Cost of environmental services revenues	38,099	24,384
General and administrative	610,042	731,082
Depreciation and amortization	384,107	146,099
Impairment of long lived asset	750,000	-
Total costs and operating expenses	2,334,043	1,496,423

OPERATING LOSS	(1,961,345)	(441,235)

OTHER INCOME (EXPENSE)
Interest expense	(460,133)	(351,901)
Total other expense	(460,133)	(351,901)

NET LOSS	$(2,421,478)	$(793,136)

Other comprehensive gain - foreign currency translation adjustments	59,254	47,298

COMPREHENSIVE LOSS	$(2,362,224)	$(745,838)

Basic and dilutive loss per share	$(0.08)	$(0.03)
Basic and dilutive weighted average common shares outstanding	30,065,000	28,185,962

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 AND 2012

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Number of Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2010	26,808,000	$26,808	$5,589,433	$(9,691)	$(1,118,576)	$4,487,974

Reverse acquisition with Geo Point	3,257,000	3,257	-	(27,409)	-	(24,152)
Stock based compensation	-	-	32,000	-	-	32,000
Imputed interest on notes payable to related parties	-	-	33,205	-	-	33,205
Net loss and change in other comprehensive loss	-	-	-	(793,136)	47,298	(745,838)
Balance, March 31, 2011	30,065,000	30,065	5,654,638	(830,236)	(1,071,278)	3,783,189

Imputed interest on notes payable to related parties	-	-	33,535	-	-	33,535
Net loss and change in other comprehensive loss	-	-	-	(2,421,478)	59,254	(2,362,224)
Balance, March 31, 2012	30,065,000	$30,065	$5,688,173	$(3,251,714)	$(1,012,024)	$1,454,500

See accompanying notes to the consolidated financial statements.

GEO POINT TECHNOLOGIES, INC., AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,421,478)	$(793,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	33,535	33,205
Depreciation	384,107	146,099
Impairment of long lived asset	750,000	-
Stock based compensation	-	32,000
Change in operating assets and liabilities, net of amount acquired in 2011:
Accounts receivable	21,434	(25,367)
Inventories	(236,038)	(50,731)
Prepaids and other current assets	113,077	(143,173)
Valued-added tax receivable	(35,636)	(142,519)
Accounts payable and accrued liabilies	825,144	415,311
Customer deposit	467,989	97,211
Net cash used in operating activities	(97,866)	(431,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in connection with reverse acquisition	-	119,749
Net repayment from (advances to) related parties	-	34,828
Purchase of property, plant and equipment	(30,718)	(208,828)
Net cash used in investing activities	(30,718)	(54,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	21,912	(52,916)
Proceeds from notes payable	-	750,000
Payments on capital lease obligations	(48,710)	-
Net repayment on lines of credit	-	(25,323)
Net cash provided by (used in) financing activities	(26,798)	671,761

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(914)	4,211
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,296)	190,621
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	191,545	924
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,249	$191,545

CASH PAID FOR:
Interest	$67,109	$74,368
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of capital lease	$-	$(659,083)
Assumption of note payable to related parties	$-	$(65,908)
Receipt of equipment in connection with assumption of capital lease	$-	$647,314
Assets received in connection with reverse acquisition with Geo Point	$-	$12,406
Liabilities received in connection with reverse acquisition with Geo Point	$-	$(156,307)
Conversion of accured interest into note payable	$152,500	$-

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

Reverse Acquisition of Geo Point

The acquisition of Geo Point was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company determined for accounting and reporting purposes that Sinur Oil is the acquirer because of the significant holdings and influence of the control group before and after the acquisition.  In connection with the transaction, Sinur Oil shareholders held approximately 89% of Geo Point’s issued and outstanding common stock.  Accordingly, the assets and liabilities of Sinur Oil are reported at historical cost and the historical results of Sinur Oil will be reflected in this and future Geo Point filings as a change in reporting entity.  The assets and liabilities of Geo Point are reported at fair value on the date of acquisition, and results of operations are reported from the date of acquisition of October 28, 2010.  The assets and liabilities of Geo Point are reported at their carrying values, which represented fair value.  No goodwill was reported since Geo Point had limited business activities.

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

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the year for the year ended March 31, 2011:
2011

Revenues	$1,099,718
Net income (loss)	$(1,530,546)

2.           GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the year ended March 31, 2012, has a working capital deficit of $3,045,788, has limited capital to fund operations, and had a net usage of cash in operations.  Currently, the Company is in default on its capital lease totaling $610,284 and its notes payable totaling $902,500.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and, ultimately, to achieve profitable operations from the development of its business segments.  Since Inception through March 31, 2012, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  Since July 2011 and at March 31, 2012, the Company was in default of the lease agreement.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., and Sinur Oil.  All material intercompany accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statements from the reverse acquisition date of October 28, 2010, through March 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements.  Actual results could differ from those estimates.  Significant estimates made by management include the useful lives of property, plant, and equipment and future cash flow expected from the property, plant, and equipment.

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

Due to an impairment charge based on Level 3 inputs, the Company considers the carrying amount of property, plant and equipment to be recorded at fair value on a non-recurring basis.  For more detail see impairment of long-lived assets later in Note 3.  As of March 31, 2012 and 2011, the Company did not have any other Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, payables, line of credit notes payable to third parties, and the capital lease obligation.  The fair value of financial instruments approximated their carrying values as of March 31, 2012 and 2011, due to the short-term nature of these items.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts, and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.  The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from the sale of crude oil and refined oil products and its engineering services.  As a result, the Company’s trade accounts receivable are concentrated primarily in these industries.  As of March 31, 2011, one customer accounted for 39.3% of the Company’s consolidated accounts receivable.  The loss of this customer would not have a significant impact on the Company’s operations and cash flows.  There were no concentrations at March 31, 2012. The Company performs limited credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses.  The Company considers the following factors when determining if collection of a revenue is reasonably assured: customer creditworthiness, past transaction history with the customer, if any, current economic industry trends, and changes in customer payment terms.  In some cases regarding new customers, management requires payment in full or letters of credit before goods are provided.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  During the periods presented, credit losses were not significant.

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At March 31, 2012, inventories consisted of crude oil of $248,910 and refined product of $36,184.  At March 31, 2011, inventories consisted of crude oil of $10,955 and refined product of $40,256.

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

At March 31, 2012, the Company determined, based on future undiscounted cash flows, that an impairment of the oil refinery in Karatau, Kazakhstan was necessary. Thus as of March 31, 2012, the Company recorded an impairment of $750,000. This determination was largely based upon the difficulty in securing a steady flow of crude oil which the refinery could refine.

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

All proceeds from sales and services in which the above criteria are not met are deferred until such criteria are met.  At March 31, 2012 and 2011, the Company had customer deposits of $561,899 and $98,131, respectively, which were received for future purchases of the Company’s product.

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

Cost Classifications

Costs of products sold include the cost of crude oil and purchased finished products, inclusive of transportation costs and exclusive of depreciation and amortization.  The Company purchases crude oil that at times exceeds the supply needs of its refinery.  Additionally, the Company enters into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carry-over cost.  Operating expenses include direct costs of labor, maintenance materials and services, utilities, marketing expenses, and other direct operating costs. In addition, during the year ended March 31, 2012, operating expenses included approximately $375,496 of deposits paid by the Company to vendors for delivery of crude oil for which the deliveries were never received. General and administrative expenses include compensation, professional services, and other support costs.

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

Segment Reporting

The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.  At March 31, 2012 and 2011, the Company had two reporting segments; environmental and engineering services and refining services.  See Note 11 for additional information.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  The Company excluded warrants to purchase 250,000 common shares from the computation of diluted net loss per common share as the effect would have been antidilutive during the year ended March 31, 2011.  As of March 31, 2012, the Company did not have any dilutive securities.

Functional Currency Transactions

Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency.  The Tenge is the functional currency for the Company’s operations in Kazakhstan.  Resulting translation gains or losses are recognized as a component of other comprehensive income.  Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations.  Net foreign currency transaction gains included in the Company’s statement of operations were negligible for the years ended March 31, 2012 and 2011.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of March 31, 2012 and 2011, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.           PROPERTY, PLANT, AND EQUIPMENT

The following is a summary of the Company’s property, plant, and equipment at March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011

Buildings	$619,545	$718,947
Equipment	3,928,942	4,642,548
Land	226,988	226,988
Total	4,775,475	5,588,483
Less: accumulated depreciation	(531,580)	(147,473)
Net Value	$4,243,895	$5,441,010

Depreciation expense during the years ended March 31, 2012 and 2011, was $384,107 and $146,099, respectively.

See Note 3 for discussion regarding impairment of the oil refinery in Karatau, Kazakhstan

5.           NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with a third party.  Under the terms of the agreement, the principal balance and interest of $100,000 was due on April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at March 31, 2012 was $500,000.  The note is currently in default, and the Company is negotiating with the lender to extend the due date. At March 31, 2012 and 2011, the Company has accrued interest of approximately $152,964 and $95,000 included in accrued liabilities, respectively.  The proceeds were used in operations.  The note is denominated in United States dollars.  Translation losses are immaterial to the financial statements and have not been recognized.  See below for an additional note payable received from the third party.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with a third party.  Under the terms of the agreement, the note accrues interest at 30% per annum with principal and interest due at April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at March 31, 2012 was $402,500. The note is currently in default, and the Company is negotiating with the lender to extend the due date.  The proceeds were used for operations.  The note is denominated in United States dollars.  Translation losses are immaterial to the financial statements and have not been recognized.  At March 31, 2012 and 2011, the Company has accrued interest of $138,410 and $42,000 included in accrued liabilities, respectively.

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company is allowed to borrow up to a maximum of $50,000 accruing interest daily at a rate of 24% per annum and due in six months from issuance.  As of March 31, 2012, the balance of the line of credit was $22,830 and $27,170 was available. Subsequent to March 31, 2012, the Company received additional advances of $22,000.

Line of Credit

In August 2010, Geo Point drew $50,000 from a line of credit already in place with a bank.  At March 31, 2011, the line of credit accrued interest at 5.50% per annum and had no amounts available.  The line of credit is unsecured, but is guaranteed by Geo Point’s former Chief Executive Officer.  The bank has since demanded repayment of the amounts drawn on the line of credit, and the Company has been making periodic payments to satisfy the obligation.  As of March 31, 2011, the line of credit balance of $22,258 was in default and reflected as a current liability.  During fiscal 2012, the Company paid the remaining amounts due on the line of credit.

6.           RELATED-PARTY TRANSACTIONS

Advances to Shareholder

Prior to the reverse acquisition, the Company provided cash advances to the former shareholder of Sinur Oil for operating purposes.  The Company recorded these advances as a receivable from the shareholder at the time of the advance.  The advances were short-term and do not accrue interest.  At March 31, 2012 and 2011, there were no advances due to the former shareholder.

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of March 31, 2012 and 2011.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $180,000 at March 31, 2012.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of March 31, 2012, amounts due under this loan were $21,789 and $158,211 was available.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $200,000 and $203,000 at March 31, 2012 and 2011, respectively.  The note does not accrue interest and is due February 2, 2013.  As of March 31, 2012 and 2011, amounts due under this loan were $133,250 and $135,360, respectively.

On December 12, 2009, the Company entered into a revolving debt agreement with an entity owned by Sinur Oil’s shareholder.  Under the terms of the agreement, the Company was able to borrow up to 20 million KZT, $135,360 at March 31, 2011.  The note did not accrue interest and expired on December 14, 2011.  As of March 31, 2012 and 2011, no amounts were due under this loan.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned the Company an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  As of March 31, 2012 and 2011, amounts due to this entity were approximately $97,896 and $99,438, respectively, and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not accrue interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the years ended March 31, 2012 and 2011, was $33,535 and $33,205, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

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

In March 2012, the Company was in default of July’s payment for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies.  To date, no additional payments have been made on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at March 31, 2012.  The Company is currently attempting to renegotiate the lease and/or obtain an extension.  Due to the Company’s limited capital resources, there are no guarantees that an acceptable agreement can be reached.

At March 31, 2012 and 2011, the Company accrued interest and penalties of $130,981 and $61,760, respectively, which is included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

In regards to the initial warrants to purchase 250,000 shares of common stock, Geo Point valued the warrants on the date of the agreement as the performed criteria had been met and expensed as part of Geo Point’s predecessor operations.  In regards to the additional 250,000 warrants, which have a performance commitment in order to be exercised, Geo Point initially estimated that the performance period would be approximately six months.  In October 2010, it was apparent that this timeline would not be reached due to the delays in closing the Sinur Oil transaction.  Based on current discussions with the third party, the Company expected the performance would not be completed until at least April 2011.  In March 2011, the Company determined that the performance condition would not be met due to the limited operations at the Sinur Oil plant and the inability to currently establish consistent earnings, which was limiting the ability to raise capital.  Thus, at March 31, 2011, the additional 250,000 warrants were canceled and the Company ceased recording any additional expense in connection with the warrants.  Previously at each reporting period, the Company determined the fair value of the warrants and amortized that value over the estimated performance period.  Quarterly the performance period was reassessed and modified if necessary.  During the year ended March 31, 2011, the Company recorded compensation expense of $32,000 in general and administrative expenses on the accompanying statement of operations.  The warrants on March 31, 2011, were valued at $203,417 based on the Black-Scholes option-pricing method using the following assumptions: volatility of 54%, expected life of five years, risk free interest rate of 1.95%, and no dividends.

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

During the years ended March 31, 2012 and 2011, the provision for income taxes did not include a current provision due to the net loss in both the United States and Kazakhstan entities.  The deferred tax benefit for the years ended March 31, 2012 and 2011was $477,589 and $145,586, respectively, of which a full valuation allowance was applied.  As of March 31, 2012, deferred tax assets included $27,378 for accrued liabilities, $150,000 for property, plant and equipment, and $445,797 for net operating loss carryforwards for which a full valuation allowance was applied.  As of March 31, 2011, deferred tax assets included $27,378 for accrued liabilities and $118,208 for net operating loss carryforwards for which a full valuation allowance was applied. The accrued liabilities are considered current.

The Company’s statutory rate is 34%.  Reconciliation of the amount of tax (benefit) that would result in applying that rate to the pretax loss is as follows for the years ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011

Statutory tax rate	34.0%	34.0%
Non-deductible expenses	(0.3)	(1.7)
Benefit of foreign currency tax rates	(14.3)	(14.0)
Accruals and other	(4.8)	(3.6)
Valuation allowance	(14.6)	(14.7)
Effective tax rate	0%	0%

As of March 31, 2012, the Company has loss carryforwards of approximately $262,461 and $2,129,507 in the United States and Kazakhstan, respectively.  Tax loss carryforwards available in the United States begin to expire in 2031, and tax loss carryforwards available in Kazakhstan begin to expire in 2014.

11.           SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At March 31, 2012 and 2011, the Company had two reporting segments; environmental and engineering services (Geo Point), and refining services (Sinur).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil for distribution.  See Note 1 for additional information regarding the Company’s two segments.  Sinur’s operations are located in Kazakhstan.  The Company evaluates the performance of its segments based on net loss.  The Company did not have any unallocated assets, income, and expenses in the tables presented below.

The following is a schedule of operating activities by segment for the year ended March 31, 2012:

	Geo Point	Sinur	Consolidated
Revenues:
Refining	$-	$246,239	$246,239
Environmental services	126,459	-	126,459
Total Revenues	126,459	246,239	372,698

Expenses:
Cost of refining revenues	-	551,795	551,795
Cost of environmental service revenues	38,099	-	38,099
General and administrative	195,399	414,643	610,042
Depreciation and amortization	4,000	380,107	384,107
Impairment of long lived asset	-	750,000	750,000
Total expenses	237,498	2,096,545	2,334,043

Operating loss	(111,039)	(1,850,306)	(1,961,345)

Other income (expense):
Interest expense	(2,769)	(457,364)	(460,133)
Total other income (expense)	(2,769)	(457,364)	(460,133)

Net loss	$(113,808)	$(2,307,670)	$(2,421,478)

The following is a schedule of operating activities by segment for the year ended March 31, 2011:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$964,347	$964,347
Environmental services	90,841	-	90,841
Total Revenues	90,841	964,347	1,055,188

Expenses:
Cost of refining revenues	-	594,858	594,858
Cost of environmental service revenues	24,384	-	24,384
General and administrative	149,230	581,852	731,082
Depreciation and amortization	1,000	145,099	146,099
Total expenses	174,614	1,321,809	1,496,423

Operating loss	(83,773)	(357,462)	(441,235)

Other income (expense):
Other income	-	-	-
Interest expense	(636)	(351,265)	(351,901)
Total other income (expense)	(636)	(351,265)	(351,901)

Net loss	$(84,409)	$(708,727)	$(793,136)

The following is a schedule of assets by segment as of March 31, 2012:

	Geo Point	Sinur

Current assets	$37,569	$323,187
Property, Plant and Equipment, net	7,400	4,236,495
Long term assets	1,000	255,393
Total assets	$45,969	$4,815,075

The following is a schedule of assets by segment as of March 31, 2011:

	Geo Point	Sinur
Current assets	$117,509	$301,879
Property, plant, and pquipment, net	2,362	5,438,648
Long term assets	1,000	223,435
Total assets	$120,871	$5,963,962

The following is a schedule of revenues by geographic area for the years ended March 31, 2012 and 2011:

	Year	Year
	Ended	Ended
	March 31, 2012	March 31, 2011

United States	$126,459	$90,841
Kazakhstan	246,239	964,347
Total revenues	$372,698	$1,055,188

During the year ended March 31, 2012, all capital expenditures related to the Sinur segment.

12.           SUBSEQUENT EVENT

See Note 5 regarding subsequent draw on a line of credit for $22,000.