Form 10-Q
period 2012-06-30
GEO POINT TECHNOLOGIES INC
filed 2012-08-20
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 20, 2012, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,789	$35,249
Accounts receivable, net	3,707	3,911
Inventories	125,813	285,094
Prepaids and other current assets	40,907	36,502
Total Current Assets	200,216	360,756

OTHER ASSETS
Property, plant and equipment, net	4,108,429	4,243,895
Value-added tax receivable	120,934	255,393
Other assets	1,000	1,000
	4,230,363	4,500,288

TOTAL ASSETS	$4,430,579	$4,861,044

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$918,165	$1,056,096
Customer deposits	482,411	561,899
Line of credit	42,030	22,830
Notes payable	902,500	902,500
Capital lease payable	603,187	610,284
Payable to related parties	329,797	252,935
Total Current Liabilities	3,278,090	3,406,544

LONG-TERM LIABILITIES	-	-
TOTAL LIABILITIES	3,278,090	3,406,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at June 30, 2012 and March 31, 2012	30,065	30,065
Additional paid-in capital	5,696,557	5,688,173
Accumulated deficit	(3,534,651)	(3,251,714)
Other comprehensive loss	(1,039,482)	(1,012,024)
Total Stockholders' Equity	1,152,489	1,454,500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,430,579	$4,861,044

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended June 30,
	2012	2011

REVENUES:
Refining	$216,966	$53,968
Environmental services	27,154	26,511
Total revenues	244,120	80,479

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	194,125	23,057
Cost of environmental services revenues	7,614	8,718
General and administrative	130,581	225,814
Depreciation and amortization	87,516	88,548
Total costs and operating expenses	419,836	346,137

OPERATING LOSS	(175,716)	(265,658)

OTHER INCOME (EXPENSE)
Interest expense	(107,221)	(115,194)
Total other expense	(107,221)	(115,194)

NET LOSS	$(282,937)	$(380,852)

Other comprehensive gain (loss) - foreign currency translation adjustments	(27,458)	40,928

COMPREHENSIVE LOSS	$(310,395)	$(339,924)

Basic and dilutive loss per share	$(0.01)	$(0.01)
Basic and dilutive weighted average common shares outstanding	30,065,000	30,065,000

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,937)	$(380,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	8,384	8,384
Depreciation	87,516	88,548
Change in operating assets and liabilities, net of amount acquired in 2011:
Accounts receivable	166	17,954
Inventories	157,396	(28,196)
Prepaids and other current assets	(4,811)	(312,337)
Valued-added tax receivable	132,695	(8,329)
Accounts payable and accrued liabilies	(128,117)	100,670
Customer deposit	(73,624)	444,481
Net cash used in operating activities	(103,332)	(69,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(640)	(10,439)
Net cash used in investing activities	(640)	(10,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	80,536	54,171
Payments on capital lease obligations	-	(49,221)
Net borrowings on lines of credit	18,000	(22,258)
Net cash provided by (used in) financing activities	98,536	(17,308)

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(24)	377
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,460)	(97,047)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,249	191,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,789	$94,498

CASH PAID FOR:
Interest	$-	$67,109
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accured interest into note payable	$-	$152,500

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

On June 13, 2012, Geo Point Resources, Inc. a Nevada Corporation, (“Geo Point Nevada”) was formed as a wholly-owned subsidiary and into which we simultaneously authorized the conveyance of the segment of our business comprising all of our Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with our “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption of all related liabilities and the indemnification of us from any such liabilities by Geo Point Nevada.  Also on June 13, 2012, the Board of Directors approved a stock dividend that will result in a spin-off of all of our Geo Point Nevada common stock to our stockholders, pro rata, on the record date.  The spin-off has yet to be accomplished.  We will retain and focus our efforts on our oil refining operations in Karatau, Kazakhstan.

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the three months ended June 30, 2012, has a working capital deficit of $3,077,874, has limited capital to fund operations, and had a net usage of cash in operations.  Currently, the Company is in default on its capital lease totaling $603,187 and its notes payable and line of credit totaling $944,530.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since Inception through June 30, 2012, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  Since July 2011 and at June 30, 2012, the Company was in default of the lease agreement.  See Note 6 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., Sinur Oil and Geo Point Resources, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statement from the reverse acquisition date of October 28, 2010, through June 30, 2012.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of June 30, 2012, and the statements of operations and comprehensive income, and cash flows for the three months ended June 30, 2012 and 2011, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three-month periods are unaudited.  The results of the three months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending March 31, 2013, any other interim period, or any other future year.

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

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At June 30, 2012 and March 31, 2012, inventories consisted of crude oil of $100,092 and $248,910; and refined product of $25,721 and $36,184, respectively.

Revenue Recognition

All proceeds from sales and services for which the Company’s revenue recognition criteria are not met are deferred until such criteria are met.  Such criteria have been disclosed in prior filings.  At June 30, 2012 and March 31, 2012, the Company had customer deposits of $482,411 and $561,899, respectively, which were received for future purchases of the Company’s products.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of June 30, 2012, and March 31, 2012, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.           NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with an unrelated third party, the proceeds of which were used for operations.  Under the terms of the agreement, the principal balance and interest of $100,000 was due on April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at June 30, 2012 was $500,000. The note is denominated in U.S. dollars.  Translation losses are immaterial to the financial statements and have not been recognized.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with the same unrelated third party with the proceeds to be used for operations.  Under the terms of the agreement, the note incurs interest at 30% per annum with principal and interest due April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011. Thus, total principal due at June 30, 2012 was $402,500.  The note is denominated in U.S. dollars. Translation losses are immaterial to the financial statements and have not been recognized. As of June 30, 2012 and March 31, 2012, the Company has accrued interest related to the two notes of $370,360 and $291,374 included in accrued liabilities, respectively.

Line of Credit

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company is allowed to borrow up to a maximum of $50,000, which accrues interest daily at a rate of 24% per annum, was due six months from issuance, and is currently in default.  As of June 30, 2012 and March 31, 2012, the balance of the line of credit was $40,830 and $22,830, respectively. At June 30, 2012, $9,170 was available on the line of credit. Subsequent to June 30, 2012, the Company received additional advances of $19,100.

5.           RELATED PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded in part through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of June 30, 2012 and March 31, 2012.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $177,795 and $180,000 at June 30, 2012 and March 31, 2012, respectively.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of June 30, 2012 and March 31, 2012, amounts due under this loan were $13,137 and $21,789, respectively. As of June 30, 2012, $158,211 was available under the loan.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $197,550 and $200,000 at June 30, 2012 and March 31, 2012, respectively.  The note does not incur interest and is due February 2, 2013.  As of June 30, 2012 and March 31, 2012, amounts due under this loan were $197,550 and $133,250, respectively.  All amounts have been reflected as current on the accompanying balance sheets.

Assumption of Capital Lease

See Note 6 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  Additionally, during the three months ended June 30, 2012, that same entity paid an additional $21,214 of interest on behalf of the Company for the lease.  As of June 30, 2012 and March 31, 2012, amounts due to this entity were $119,110 and $97,896, respectively, and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the three months ended June 30, 2012 and 2011, was $8,384 and $8,384, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

6.           CAPITAL LEASE

On June 28, 2010, the Company assumed a capital lease previously entered into by the shareholder. In connection with the transaction, the Company recorded equipment of $647,314, capital lease liability of $659,083, value-added tax receivable of $77,678, and advances due to a related party of $65,908.   At transfer, the lease required monthly principal payments of $17,813, had a remaining term of 37 months, accrued interest at 19% per annum, and was secured by the assets purchased.  Amounts due to a related party represented the purchase price of the assets in excess of the liability assumed. See Note 5 for additional information.

In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies. To date, no additional payments have been made on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at June 30, 2012.  The Company is currently attempting to renegotiate the lease and/or obtain an extension. Due to the limited capital resources there are no guarantees that an acceptable agreement can be reached.  At June 30, 2012 and March 31, 2012, the Company accrued interest and penalties of $124,234 and $130,981, respectively, which are included in accounts payable and accrued liabilities on the accompanying balance sheet.

7.           COMMITMENTS AND CONTINGENCIES

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

8.           STOCKHOLDER’S EQUITY

Imputed Interest

See Note 5 for discussion regarding imputed interest on related-party loans payable.

9.           SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At June 30, 2012, the Company had two reporting segments; environmental and engineering services (“Geo Point”), and refining services (“Sinur Oil”).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur Oil segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil, for distribution.  See Note 1 for additional information regarding the Company’s two segments.  Sinur Oil’s operations are located in Kazakhstan.  The Company evaluates the performance of its segments based on net loss.  The Company did not have any unallocated assets, and income and expenses, in the tables presented below.

The following is a schedule of operating activities by segment for the three months ended June 30, 2012:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$216,966	$216,966
Environmental services	27,154	-	27,154
Total Revenues	27,154	216,966	244,120

Expenses:
Cost of refining revenues	-	194,125	194,125
Cost of environmental service revenues	7,614	-	7,614
General and administrative	51,182	79,399	130,581
Depreciation and amortization	1,000	86,516	87,516
Total expenses	59,796	360,040	419,836

Operating loss	(32,642)	(143,074)	(175,716)

Other income (expense):
Interest expense	(1,200)	(106,021)	(107,221)
Total other income (expense)	(1,200)	(106,021)	(107,221)

Net loss	$(33,842)	$(249,095)	$(282,937)

Other comprehensive loss	-	(27,458)	(27,458)

Net loss including comprehensive loss	$(33,842)	$(276,553)	$(310,395)

The following is a schedule of operating activities by segment for the three months ended June 30, 2011:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$53,968	$53,968
Environmental services	26,511	-	26,511
Total Revenues	26,511	53,968	80,479

Expenses:
Cost of refining revenues	-	23,057	23,057
Cost of environmental service revenues	8,718	-	8,718
General and administrative	83,689	142,125	225,814
Depreciation and amortization	500	88,048	88,548
Total expenses	92,907	253,230	346,137

Operating loss	(66,396)	(199,262)	(265,658)

Other income (expense):
Interest expense	-	(115,194)	(115,194)
Total other income (expense)	-	(115,194)	(115,194)

Net loss	$(66,396)	$(314,456)	$(380,852)

Other comprehensive loss	-	40,928	40,928

Net loss including comprehensive loss	$(66,396)	$(273,528)	$(339,924)

The following is a schedule of assets by segment as of June 30, 2012:

	Geo Point	Sinur

Current assets	$36,967	$163,249
Property, Plant and Equipment, net	7,040	4,101,389
Long term assets	1,000	120,934
Total assets	$45,007	$4,385,572

The following is a schedule of revenues by geographic area for the three months ended June 30, 2012 and 2011:
	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011

United States	$27,154	$26,511
Kazakhstan	216,966	53,968
Total revenues	$244,120	$80,479

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues.  Revenues from our refining segment for the three months ended June 30, 2012, were $216,966, compared to $53,968 during the comparable prior period in 2011.  The increase in revenues was primarily due to sporadic refinery operations from the inconsistent availability of feedstock.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended June 30, 2012, was $194,125, compared to $23,057 in cost of revenues during the comparable prior period in 2011.  The increase in cost of revenues was primarily due to sporadic refinery operations from the inconsistent availability of feedstock.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2012, were $130,581, compared to $225,814 for the comparable prior period in 2011.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the three months ended June 30, 2012, were $87,516, compared to $88,548 for the comparable prior period in 2011.

Cash Flows from Operating Activities.  Net cash used in operating activities during the three months ended June 30, 2012, was $103,332, compared to net cash used in operating activities for the three months ended June 30, 2011, of $69,677.  This increase in cash used by operations was primarily due to a decrease in customer deposits and a decrease in prepaids due to the Company prepaying for crude oil prior to its delivery during fiscal 2012.

Cash Flows from Investing Activities.  Net cash used in investing activities during the three months ended June 30, 2012, was $640, compared to net cash used in investing activities for the three months ended June 30, 2011, of $10,439.  This decrease in cash used for investing was primarily due to additional capital expenditures related to our refinery made in the first quarter of fiscal 2012.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the three months ended June 30, 2012, was $98,536, compared to net cash used in financing activities for the three months ended June 30, 2011, of $17,308.  This increase in cash provided by financing activities is primarily related to increased borrowings against revolving notes and lines of credit, and the capital lease payments made in the first quarter of fiscal 2012.

Liquidity and Capital Resources

As of June 30, 2012, our principal source of liquidity was cash totaling $29,789.  The primary source of our liquidity during the three months ended June 30, 2012, was cash on hand, loans from a related party, and customer deposits in excess of prepaid crude oil.  The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the three months ended June 30, 2012, have a working capital deficit of $3,077,874 have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we had significant notes payable that were due in October 2011 are currently in default, and for which we are currently negotiating an extension.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through June 30, 2012, we funded operations through related-party borrowings, $750,000 in borrowing from unrelated third parties, and cash flows generated from the refinery.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through October 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

In connection with our fiscal 2012 audit, our independent registered public accounting firm notified us of the following weaknesses in our internal controls, which it considers material weaknesses:

•	Lack of segregation of duties with the cash receipts and disbursements processes.
•	Inadequate controls over the period end closing functions and account reconciliations.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: August 20, 2012	By:	/s/ Jeff Jensen
Jeff Jensen, President, Chief Executive Officer, and Chief Financial Officer