Form 10-Q/A
period 2012-06-30
GEO POINT TECHNOLOGIES INC
filed 2012-09-12
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: September 11, 2012	By:	/s/ Jeff Jensen
Jeff Jensen, President, Chief Executive Officer, and Chief Financial Officer