Form 10-Q
period 2012-09-30
GEO POINT TECHNOLOGIES INC
filed 2012-11-19
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes	x	No	o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	xo	No	o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o	Accelerated filer ¨
Non-accelerated filer o	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	o	No	x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2012, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,442	$35,249
Accounts receivable, net	45,311	3,911
Inventories	124,908	285,094
Prepaids and other current assets	32,326	36,502
Total Current Assets	229,987	360,756

OTHER ASSETS
Property, plant and equipment, net	4,005,602	4,243,895
Value-added tax receivable	120,934	255,393
Other assets	1,000	1,000
	4,127,536	4,500,288

TOTAL ASSETS	$4,357,523	$4,861,044

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$1,043,034	$1,056,096
Customer deposits	478,917	561,899
Line of credit	66,030	22,830
Notes payable	902,500	902,500
Capital lease payable	598,818	610,284
Payable to related parties	393,108	252,935
Total Current Liabilities	3,482,407	3,406,544

LONG-TERM LIABILITIES
TOTAL LIABILITIES	3,482,407	3,406,544

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at September 30, 2012 and March 31, 2012	30,065	30,065
Additional paid-in capital	5,704,941	5,688,173
Accumulated deficit	(3,805,602)	(3,251,714)
Other comprehensive loss	(1,054,288)	(1,012,024)
Total Stockholders' Equity	875,116	1,454,500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,357,523	$4,861,044

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011

REVENUES:
Refining	$-	$24,459	$216,966	$78,427
Environmental services	89,343	34,291	116,497	60,802
Total revenues	89,343	58,750	333,463	139,229

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	-	34,947	194,125	58,004
Cost of environmental services revenues	13,621	4,185	21,235	12,903
General and administrative	150,501	201,764	281,082	427,578
Depreciation and amortization	80,474	89,727	167,990	178,275
Total costs and operating expenses	244,596	330,623	664,432	676,760

OPERATING LOSS	(155,253)	(271,873)	(330,969)	(537,531)

OTHER INCOME (EXPENSE)
Interest expense	(115,698)	(118,895)	(222,919)	(234,089)
Total other expense	(115,698)	(118,895)	(222,919)	(234,089)

NET LOSS	$(270,951)	$(390,768)	$(553,888)	$(771,620)

Other comprehensive loss - foreign currency translation adjustments	(14,806)	(81,012)	(42,264)	(40,084)

COMPREHENSIVE LOSS	$(285,757)	$(471,780)	$(596,152)	$(811,704)

Basic and dilutive loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Basic and dilutive weighted average common shares outstanding	30,065,000	30,065,000	30,065,000	30,065,000

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(553,888)	$(771,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	16,768	16,768
Depreciation	167,990	178,275
Change in operating assets and liabilities, net of amount acquired in 2011:
Accounts receivable	(41,444)	19,453
Inventories	156,692	(87,416)
Prepaids and other current assets	3,604	(295,965)
Valued-added tax receivable	131,221	3,527
Accounts payable and accrued liabilies	(465)	359,821
Customer deposit	(73,298)	444,331
Net cash used in operating activities	(192,820)	(132,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Net repayment from (advances to) related parties	-	-
Purchase of property, plant and equipment	(1,163)	(9,939)
Net cash used in investing activities	(1,163)	(9,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	146,669	54,153
Proceeds from notes payable	-	-
Payments on capital lease obligations	-	(49,205)
Net borrowings (repayments) on lines of credit	39,600	(1,428)
Net cash provided by financing activities	186,269	3,520

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(93)	(439)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,807)	(139,684)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,249	191,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,442	$51,861

CASH PAID FOR:
Interest	$-	$67,109
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accured interest into note payable	$-	$152,500
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

2.             GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the three and six months ended September 30, 2012, has a working capital deficit of $3,252,420, has limited capital to fund operations, and had a net usage of cash in operations.  Currently, the Company is in default on its capital lease totaling $598,818 and its notes payable and line of credit totaling $968,530.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since Inception through September 30, 2012, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  Since July 2011 and at September 30, 2012, the Company was in default of the lease agreement.  See Note 6 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., Sinur Oil and Geo Point Resources, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statement from the reverse acquisition date of October 28, 2010, through September 30, 2012.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of September 30, 2012, and the statements of operations and comprehensive income, and cash flows for the three and six months ended September 30, 2012 and 2011, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three-month and six-month periods are unaudited.  The results of the three and six months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending March 31, 2013, any other interim period, or any other future year.

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

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At September 30, 2012 and March 31, 2012, inventories consisted of crude oil of $0 and $248,910; and refined product of $124,908 and $36,184, respectively.

Revenue Recognition

All proceeds from sales and services for which the Company’s revenue recognition criteria are not met are deferred until such criteria are met.  Such criteria have been disclosed in prior filings.  At September 30, 2012 and March 31, 2012, the Company had customer deposits of $478,917 and $561,899, respectively, which were received for future purchases of the Company’s products.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of September 30, 2012, and March 31, 2012, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.             NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with an unrelated third party, the proceeds of which were used for operations.  Under the terms of the agreement, the principal balance and interest of $100,000 was due on April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at September 30, 2012 was $500,000. The note is denominated in U.S. dollars.  Translation losses are immaterial to the financial statements and have not been recognized.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with the same unrelated third party with the proceeds to be used for operations.  Under the terms of the agreement, the note incurs interest at 30% per annum with principal and interest due April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011. Thus, total principal due at September 30, 2012 was $402,500.  The note is denominated in U.S. dollars. Translation losses are immaterial to the financial statements and have not been recognized. As of September 30, 2012 and March 31, 2012, the Company has accrued interest related to the two notes of $449,577 and $291,374 included in accrued liabilities, respectively.

Line of Credit

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company was initially allowed to borrow up to a maximum of $50,000, accruing interest daily at a rate of 24% per annum, was due six months from issuance, and is currently in default.  As of September 30, 2012 and March 31, 2012, the balance of the line of credit was $63,630 and $22,830, respectively. At September 30, 2012, $0 was available on the line of credit. Subsequent to September 30, 2012, the Company received additional advances of $105,592. The Company is currently negotiating the terms of the line of credit but will continue to reflect as a current liability and accrued interest at the current rate.

5.             RELATED PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded in part through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of September 30, 2012 and March 31, 2012.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $176,508 and $180,000 at September 30, 2012 and March 31, 2012, respectively.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of September 30, 2012 and March 31, 2012, amounts due under this loan were $33,484 and $21,789, respectively. As of September 30, 2012, $163,139 was available under the loan.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $196,119 and $200,000 at September 30, 2012 and March 31, 2012, respectively.  The note does not incur interest and is due February 2, 2013.  As of September 30, 2012 and March 31, 2012, amounts due under this loan were $196,119 and $133,250, respectively.  All amounts have been reflected as current on the accompanying balance sheets.

Assumption of Capital Lease

See Note 6 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  Additionally, during the six months ended September 30, 2012, that same entity paid an additional $87,561 of interest on behalf of the Company for the lease.  As of September 30, 2012 and March 31, 2012, amounts due to this entity were $163,505 and $97,896, respectively, and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the six months ended September 30, 2012 and 2011, was $16,678 and $16,768, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

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

In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies. To date, no additional payments have been made toward the principal on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at September 30, 2012.  The Company is currently attempting to renegotiate the lease and/or obtain an extension. Due to the limited capital resources there are no guarantees that an acceptable agreement can be reached.  At September 30, 2012 and March 31, 2012, the Company accrued interest and penalties of $83,091 and $130,981, respectively, which are included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

9.             SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and services.  At September 30, 2012, the Company had two reporting segments; environmental and engineering services (“Geo Point”), and refining services (“Sinur”).  The Geo Point segment provides environmental and engineering services to the construction industry.  Geo Point’s operations are located in the United States.  The Sinur segment refines crude oil into diesel fuel, gasoline, and mazut, a heating oil, for distribution.  See Note 1 for additional information regarding the Company’s two segments.  Sinur Oil’s operations are located in Kazakhstan.  The Company evaluates the performance of its segments based on net loss.  The Company did not have any unallocated assets, and income and expenses, in the tables presented below.

The following is a schedule of operating activities by segment for the three months ended September 30, 2012:

	Geo Point	Sinur Oil	Consolidated

Revenues:
Refining	$-	$-	$-
Environmental services	89,343	-	89,343
Total Revenues	89,343	-	89,343

Expenses:
Cost of refining revenues	-	-	-
Cost of environmental service revenues	13,621	-	13,621
General and administrative	97,019	53,482	150,501
Depreciation and amortization	1,000	79,474	80,474
Total expenses	111,640	132,956	244,596

Operating loss	(22,297)	(132,956)	(155,253)

Other income (expense):
Interest expense	(2,400)	(113,298)	(115,698)
Total other income (expense)	(2,400)	(113,298)	(115,698)

Net loss	$(24,697)	$(246,254)	$(270,951)

The following is a schedule of operating activities by segment for the six months ended September 30, 2012:

	Geo Point	Sinur	Consolidated

Revenues:
Refining	$-	$216,966	$216,966
Environmental services	27,154	-	27,154
Total Revenues	27,154	216,966	244,120

Expenses:
Cost of refining revenues	-	194,125	194,125
Cost of environmental service revenues	7,614	-	7,614
General and administrative	51,182	79,399	130,581
Depreciation and amortization	1,000	86,516	87,516
Total expenses	59,796	360,040	419,836

Operating loss	(32,642)	(143,074)	(175,716)

Other income (expense):
Interest expense	(1,200)	(106,021)	(107,221)
Total other income (expense)	(1,200)	(106,021)	136,899

Net loss	$(33,842)	$(249,095)	$(38,817)

The following is a schedule of assets by segment as of September 30, 2012:

	Geo Point	Sinur

Current assets	$76,263	$153,724
Property, Plant and Equipment, net	6,563	3,999,039
Long term assets	1,000	120,934
Total assets	$83,826	$4,273,697

The following is a schedule of revenues by geographic area for the three and six months ended September 30, 2012 and 2011:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

United States	$89,343	$34,291	$116,497	$60,802
Kazakhstan	-	24,459	216,966	78,427
Total revenues	$89,343	$58,750	$333,463	$139,229

10.           SUBSEQUENT EVENTS

See Note 4 for additional borrowings under the revolving line of credit.

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

We believe that of our significant accounting policies, which are described in Note 3 to the condensed consolidated financial statements, the following accounting policy involves a greater degree of judgmentand complexity.  Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues.  Revenues from our refining segment for the three months ended September 30, 2012, were $0, compared to $24,459 during the comparable prior period in 2011.  The decrease in revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended September 30, 2012, was $0, compared to $34,947 in cost of revenues during the comparable prior period in 2011.  The decrease in cost of revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2012, were $150,501, compared to $201,764 for the comparable prior period in 2011.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the three months ended September 30, 2012, were $80,474, compared to $89,727 for the comparable prior period in 2011.

Comparison of Six Months Ended September 30, 2012 and 2011

Revenues.  Revenues from our refining segment for the six months ended September 30, 2012, were $216,966, compared to $78,427 during the comparable prior period in 2011.  The increase in revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil.

Cost of Revenues.  Cost of revenues from our refining segment for the six months ended September 30, 2012, was $194,125, compared to $58,004 in cost of revenues during the comparable prior period in 2011.  The increase in cost of revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil.

General and Administrative Expenses.  General and administrative expenses for the six months ended September 30, 2012, were $281,082, compared to $427,578 for the comparable prior period in 2011.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the six months ended September 30, 2012, were $167,990, compared to $178,275 for the comparable prior period in 2011.

Cash Flows from Operating Activities.  Net cash used in operating activities during the six months ended September 30, 2012, was $192,820, compared to net cash used in operating activities for the six months ended September 30, 2011, of $132,326.  This increase in cash used by operations was primarily due to a substantial amount of customer deposits in the prior year that have not been delivered on and the decrease in our inventory due to the delivery of such products during the six months ended September 30, 2012.

Cash Flows from Investing Activities.  Net cash used in investing activities during the six months ended September 30, 2012, was $1,163, compared to net cash used in investing activities for the six months ended September 30, 2011, of $9,939.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2012, was $186,269, compared to net cash provided by financing activities for the six months ended September 30, 2011, of $3,520.  This increase in cash provided by financing activities is primarily related to increased borrowings against revolving notes and lines of credit, and no payment made on the principal amounts of these items including the capital lease.

Liquidity and Capital Resources

As of September 30, 2012, our principal source of liquidity was cash totaling $27,442.  The primary source of our liquidity during the six months ended September 30, 2012, was cash on hand, sales from refined product and loans from a revolving line of credit and related parties.  The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the six months ended September 30, 2012, have a working capital deficit of $3,252,420 have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we had significant notes payable that were due in October 2011 are currently in default, and for which we are currently negotiating an extension.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through September 30, 2012, we funded operations through related-party borrowings, $750,000 in borrowing from unrelated third parties, and cash flows generated from the refinery.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through January 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

In connection with our fiscal 2012 audit, our independent registered public accounting firm notified us of the following weaknesses in our internal controls, which it considers material weaknesses:

●	Lack of segregation of duties with the cash receipts and disbursements processes.
●	Inadequate controls over the period end closing functions and account reconciliations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On June 13, 2012, Geo Point Resources, Inc. a Nevada Corporation, (“Geo Point Nevada”) was formed as a wholly-owned subsidiary and into which we simultaneously authorized the conveyance of the segment of our business comprising all of our Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with our “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption of all related liabilities and the indemnification of us from any such liabilities by Geo Point Nevada.  Also on June 13, 2012, the Board of Directors approved a stock dividend that will result in a spin-off of all of our Geo Point Nevada common stock to our stockholders, pro rata, on the record date.  The spin-off has yet to be accomplished.  We will retain and focus our efforts on our oil refining operations in Karatau, Kazakhstan. For additional information, see our 8-K Current Report dated October 23, 2012, and filed with the Securities and Exchange Commission on October 30, 2012.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Exhibit Number*	Title of Document	Location
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data File
101.XML 101.XSD 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance Document XBRL Schema Document XBRL Calculation Linkbase Document XBRL Definition Linkbase Document XBRL Label Linkbase Document XBRL Presentation Linkbase Document	Attached
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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: November 19, 2012	By:	/s/ Jeff Jensen
Jeff Jensen, President, Chief Executive Officer, and Chief Financial Officer