Form 10-Q
period 2012-12-31
GEO POINT TECHNOLOGIES INC
filed 2013-02-19
CIK 1425264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 19, 2013, issuer had 30,065,000 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,057	$80
Accounts receivable, net	33,462	3,411
Inventories	-	285,094
Prepaids and other current assets	28,474	34,602
Current assets of discontinued operations	74,853	37,569
Total Current Assets	146,846	360,756

OTHER ASSETS
Property, plant and equipment, net	3,995,510	4,236,495
Value-added tax receivable	113,775	255,393
Assets of discontinued operations	8,811	8,400
	4,118,096	4,500,288

TOTAL ASSETS	$4,264,942	$4,861,044

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilies	$988,657	$979,847
Customer deposits	487,256	561,899
Line of credit	180,022	22,830
Notes payable	902,500	902,500
Capital lease payable	609,245	610,284
Payable to related parties	441,191	252,935
Current liabilities of discontinued operations	90,533	76,249
Total Current Liabilities	3,699,404	3,406,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 30,065,000 shares issued and outstanding at September 30, 2012 and March 31, 2012	30,065	30,065
Additional paid-in capital	5,713,325	5,688,173
Accumulated deficit	(4,154,100)	(3,251,714)
Other comprehensive loss	(1,023,752)	(1,012,024)
Total Stockholders' Equity	565,538	1,454,500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,264,942	$4,861,044

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011

REVENUES:
Refining	$-	$52,519	$216,966	$130,946
Total revenues	-	52,519	216,966	130,946

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	-	51,552	194,125	109,559
General and administrative	103,471	131,999	291,032	453,069
Depreciation and amortization	71,925	86,798	237,915	263,573
Total costs and operating expenses	175,396	270,349	723,072	826,201

OPERATING LOSS	(175,396)	(217,830)	(506,106)	(695,255)

OTHER INCOME (EXPENSE)
Interest expense	(160,384)	(87,988)	(383,303)	(321,676)
Other income	30,199	-	30,199	-
Total other expense	(130,185)	(87,988)	(353,104)	(321,676)

NET LOSS	$(305,581)	$(305,818)	$(859,210)	$(1,016,931)

Net loss from discontinued operations	(42,917)	(45,471)	(43,176)	(105,981)

NET LOSS INCLUDING DISCONTINUED OPERATIONS	$(348,498)	$(351,289)	$(902,386)	$(1,122,912)

Other comprehensive income (loss) - foreign currency translation adjustments	30,986	57,102	(11,278)	17,088

COMPREHENSIVE LOSS	$(317,512)	$(294,187)	$(913,664)	$(1,105,824)

Basic and dilutive loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Basic and dilutive loss per share - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and dilutive weighted average common shares outstanding	30,065,000	30,065,000	30,065,000	30,065,000

See accompanying notes to the condensed consolidated financial statements.

GEO POINT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(902,386)	$(1,122,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	25,152	25,152
Depreciation	240,915	266,073
Change in operating assets and liabilities, net of amount acquired in 2011:
Accounts receivable	(29,791)	(64,535)
Inventories	282,095	(88,524)
Prepaids and other current assets	3,201	(262,300)
Valued-added tax receivable	139,937	(6,343)
Accounts payable and accrued liabilies	29,948	529,840
Customer deposit	(73,037)	441,047
Net cash used in operating activities	(283,966)	(282,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,411)	(10,011)
Net cash used in investing activities	(3,411)	(10,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on revolving notes payable to related parties	187,020	178,055
Payments on capital lease obligations	-	(48,841)
Net borrowings (repayments) on lines of credit	145,192	(1,428)
Net cash provided by (used in) financing activities	332,212	127,786

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(384)	(1,110)
NET DECREASE IN CASH AND CASH EQUIVALENTS	44,451	(165,837)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80	191,545
CASH AND CASH EQUIVALENTS - DISCONTINUED OPERATIONS	(34,474)	(15,050)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,057	$10,658

CASH PAID FOR:
Interest	$-	$67,109
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accured interest into note payable	$-	$152,500

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

On June 13, 2012, Geo Point Resources, Inc. a Nevada Corporation, (“Geo Point Nevada”) was formed as a wholly-owned subsidiary and into which we simultaneously authorized the conveyance of the segment of our business comprising all of our Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with our “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption of all related liabilities and the indemnification of us from any such liabilities by Geo Point Nevada.  Also on June 13, 2012, the Board of Directors approved a stock dividend that will result in a spin-off of all of our Geo Point Nevada common stock to our stockholders, pro rata, on the record date.  The spin-off has a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and the spin-off payment date will be the date that the Financial Industry Regulatory Authority, Inc. (“FINRA”) grants quotations of Geo Point Nevada’s common stock on the OTCBB or the OTC Markets, Inc. “Pink Sheets.”. After the spin-off of Geo Point Nevada, the Company does not expect to have a continued involvement of the operations. Accordingly, the Company has reclassed all amounts, including historical, as discontinued operations on the accompanying financial statements. We will retain and focus our efforts on our oil refining operations in Karatau, Kazakhstan.

Contract with RTS Oil LTD

In September 2012, the Company entered into a contract with RTS Oil LTD ("RTS") in which RTS will use the Company's plant to manage and process crude oil held by RTS.  Under the terms of the contract, the Company will receive $15 per refined ton less the cost of shrinkage in excess of 1%. RTS is responsible for all the costs associated with operating the plant. The initial contract period is three years and can be cancelled at any time. In addition, the Company has recorded the amounts received as other income on the accompanying statement of operations as it is not expected to be their primary operations. For the three and nine months ended December 31, 2012, the Company recorded other income of $30,199 in connection with this contract.

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during the three and nine months ended December 31, 2012, has a working capital deficit of $3,552,558, has limited capital to fund operations, and had a net usage of cash in operations.  Currently, the Company is in default on its capital lease totaling $902,500 and its notes payable and line of credit totaling $180,022.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.  Since Inception through December 31, 2012, the Company funded operations through related-party borrowings and $750,000 in borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  Since July 2011 and at December 31, 2012, the Company was in default of the lease agreement.  See Note 6 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., Sinur Oil and Geo Point Resources, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statement from the reverse acquisition date of October 28, 2010, through December 31, 2012. The results of Geo Point Nevada have been reflected as discontinued operations for all periods presented.

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The accompanying balance sheet as of December 31, 2012, and the statements of operations and comprehensive income, and cash flows for the three and nine months ended December 31, 2012 and 2011, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited.  The results of the three and nine months ended December 31, 2012, are not necessarily indicative of the results to be expected for the year ending March 31, 2013, any other interim period, or any other future year.

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

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At December 31, 2012 and March 31, 2012, inventories consisted of crude oil of $0 and $248,910; and refined product of $0 and $36,184, respectively.

Revenue Recognition

All proceeds from sales and services for which the Company’s revenue recognition criteria are not met are deferred until such criteria are met.  Such criteria have been disclosed in prior filings.

At December 31, 2012 and March 31, 2012, the Company had customer deposits of $487,256 and $561,899, respectively, which were received for future purchases of the Company’s products.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of December 31, 2012, and March 31, 2012, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.           NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with an unrelated third party, the proceeds of which were used for operations.  Under the terms of the agreement, the principal balance and interest of $100,000 was due on April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at December 31, 2012 was $500,000. The note is denominated in U.S. dollars.  Translation losses are immaterial to the financial statements and have not been recognized.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with the same unrelated third party with the proceeds to be used for operations.  Under the terms of the agreement, the note incurs interest at 30% per annum with principal and interest due April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011. Thus, total principal due at December 31, 2012 was $402,500.  The note is denominated in U.S. dollars. Translation losses are immaterial to the financial statements and have not been recognized. As of December 31, 2012 and March 31, 2012, the Company has accrued interest related to the two notes of $533,954 and $291,374 included in accrued liabilities, respectively.

Line of Credit

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company was initially allowed to borrow up to a maximum of $50,000, accruing interest daily at a rate of 24% per annum, was due six months from issuance, and is currently in default.  As of December 31, 2012 and March 31, 2012, the balance of the line of credit was $180,022 and $22,830, respectively. At December 31, 2012, $0 was available on the line of credit. During the nine months ended December 31, 2012, the Company received advances of $145,192.  Subsequent to December 31, 2012, the Company received additional advances of $22,232. The Company is currently negotiating the terms of the line of credit but will continue to reflect as a current liability and accrued interest at the current rate.

5.           RELATED PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded in part through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of December 31, 2012 and March 31, 2012.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $179,600 and $180,000 at December 31, 2012 and March 31, 2012, respectively.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of December 31, 2012 and March 31, 2012, amounts due under this loan were $54,835 and $21,789, respectively. As of December 31, 2012, $124,765 was available under the loan.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $199,600 and $200,000 at December 31, 2012 and March 31, 2012, respectively.  The note does not incur interest and is due February 2, 2013.  As of December 31, 2012 and March 31, 2012, amounts due under this loan were $199,600 and $133,250, respectively.  All amounts have been reflected as current on the accompanying balance sheets.

Assumption of Capital Lease

See Note 6 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  Additionally, during the nine months ended December 31, 2012, that same entity paid an additional $89,085 of interest on behalf of the Company for the lease.  As of December 31, 2012 and March 31, 2012, amounts due to this entity were $166,349 and $97,896, respectively, and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not incur interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the nine months ended December 31, 2012 and 2011, was $25,152 and $25,152, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

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

In July 2011, the Company was in default of July’s payments for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies. To date, no additional payments have been made toward the principal on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheet at December 31, 2012.  The Company is currently attempting to renegotiate the lease and/or obtain an extension. Due to the limited capital resources there are no guarantees that an acceptable agreement can be reached.  At December 31, 2012 and March 31, 2012, the Company accrued interest and penalties of $144,580 and $130,981, respectively, which are included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

9.           DISCONTINED OPERATIONS

As discussed in Note 1, effective January 7, 2013 the operations of Geo Point Nevada were spun off into its own entity. The Company does not expect to have a continued involvement of the operations. Accordingly, the Company has reclassed all amounts, including historical, as discontinued operations on the accompanying financial statements

The following are the condensed financial results of Geo Point Nevada included within discontinued operations for the three and nine months ended December 31, 2012 and 2011:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Revenues	$41,502	$31,078	$157,999	$91,880
Operating expenses	(84,419)	(76,549)	(201,175)	(197,861)
Discontinued loss	$(42,917)	$(45,471)	$(43,176)	$(105,981)

The following is the condensed balances sheets of Geo Point Nevada included within discontinued operations as of December 31, 2012 and March 31, 2012:

	December 31,	March 31,
	2012	2012

Current assets	$74,853	$37,569
Property, plant and equipment, net	7,811	7,400
Long term assets	1,000	1,000
Total assets	$83,664	$45,969

Accounts payable	$90,533	$76,249
Total liabilities	$90,533	$76,249

Management believes there are no contingent liabilities related to discontinued operations.

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

Sources of Revenues

We generate revenues principally from the sale of crude oil and refined oil products in Kazakhstan. In addition, in September 2012 we entered into an agreement with RTS whereby we will be paid a flat rate based on the number of tons of crude processed by RTS. Such amounts will be recorded as other income see Note 1 for additional information.

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

Results of Operations

Comparison of Three Months Ended December 31, 2012 and 2011

Revenues.  Revenues from our refining segment for the three months ended December 31, 2012, were $0, compared to $52,519 during the comparable prior period in 2011.  The decrease in revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil. In addition, see discussion in Note 1 regarding the contract entered into with RTS.

Cost of Revenues.  Cost of revenues from our refining segment for the three months ended December 31, 2012, was $0, compared to $51,552 in cost of revenues during the comparable prior period in 2011.  The decrease in cost of revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil. In addition, see discussion in Note 1 regarding the contract entered into with RTS.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2012, were $103,471, compared to $131,999 for the comparable prior period in 2011.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the three months ended December 31, 2012, were $71,925, compared to $86,798 for the comparable prior period in 2011.

Discontinued Operations. Loss from our discontinued operations for the three months ended December 31, 2012, were $42,917, compared to $45,471 for the comparable prior period in 2011.  Revenues during the current nine months increased substantially over the comparable prior period in 2011 we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors, which is resulting in a greater level of bid acceptance.

Comparison of Nine Months Ended December 31, 2012 and 2011

Revenues.  Revenues from our refining segment for the nine months ended December 31, 2012, were $216,966, compared to $130,946 during the comparable prior period in 2011.  The increase in revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil.

Cost of Revenues.  Cost of revenues from our refining segment for the nine months ended December 31, 2012, was $194,125, compared to $109,559 in cost of revenues during the comparable prior period in 2011.  The increase in cost of revenues was primarily due to sporadic refinery operations from the inconsistent availability of crude oil.

General and Administrative Expenses.  General and administrative expenses for the nine months ended December 31, 2012, were $291,032, compared to $453,069 for the comparable prior period in 2011.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to public company filings.

Amortization and Depreciation.  Amortization and depreciation for the nine months ended December 31, 2012, were $237,915, compared to $263,573 for the comparable prior period in 2011.

Discontinued Operations. Loss from our discontinued operations for the nine months ended December 31, 2012, were $43,176, compared to $105,981 for the comparable prior period in 2011.  Revenues during the current nine months increased substantially over the comparable prior period in 2011 we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors, which is resulting in a greater level of bid acceptance.

Cash Flows from Operating Activities.  Net cash used in operating activities during the nine months ended December 31, 2012, was $283,966, compared to net cash used in operating activities for the nine months ended December 31, 2011, of $282,502.

Cash Flows from Investing Activities.  Net cash used in investing activities during the nine months ended December 31, 2012, was $3,411, compared to net cash used in investing activities for the nine months ended December 31, 2011, of $10,011.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2012, was $332,212, compared to net cash provided by financing activities for the nine months ended December 31, 2011, of $127,286.  This increase in cash provided by financing activities is primarily related to increased borrowings against revolving notes and lines of credit, and no payment made on the principal amounts of these items including the capital lease.

Liquidity and Capital Resources

The primary source of our liquidity during the nine months ended December 31, 2012, was cash on hand, sales from refined product, proceeds from the RTS agreement, and loans from a revolving line of credit and related parties.  The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the nine months ended December 31, 2012, have a working capital deficit of $3,552,558 have limited capital to fund operations, and had a net usage of cash in operations.  In addition, we had significant notes payable that were due in October 2011 are currently in default, and for which we are currently negotiating an extension.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent upon our ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of our business segments.  Since Inception through December 31, 2012, we funded operations through related-party borrowings, $750,000 in borrowing from unrelated third parties, and cash flows generated from the refinery including those under the RTS agreement.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations and the RTS agreement will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through April 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On June 13, 2012, Geo Point Resources, Inc. a Nevada Corporation, (“Geo Point Nevada”) was formed as a wholly-owned subsidiary and into which we simultaneously authorized the conveyance of the segment of our business comprising all of our Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with our “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption of all related liabilities and the indemnification of us from any such liabilities by Geo Point Nevada.  Also on June 13, 2012, the Board of Directors approved a stock dividend that will result in a spin-off of all of our Geo Point Nevada common stock to our stockholders, pro rata, on the record date. The spin-off has a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and the spin-off payment date will be the date that the Financial Industry Regulatory Authority, Inc. (“FINRA”) grants quotations of Geo Point Nevada’s common stock on the OTCBB or the OTC Markets, Inc. “Pink Sheets.”  We will retain and focus our efforts on our oil refining operations in Karatau, Kazakhstan. For additional information, see our 8-K Current Report dated October 23, 2012, and filed with the Securities and Exchange Commission on October 30, 2012.

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

GEO POINT TECHNOLOGIES, INC.
(Registrant)

Date: February 19, 2013	By:	/s/ Jeff Jensen
Jeff Jensen, President, Chief Executive Officer, and Chief Financial Officer