Form 10-K
period 2013-03-31
RTS Oil Holdings, Inc.
filed 2013-07-16
CIK 1425264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53182

RTS OIL HOLDINGS, INC.

(Exact Name of Registrant as specified in its Charter)

Utah	11-3797590
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2319 Foothill Drive, Suite 160

Salt Lake City, UT 84109

 (Address of Principal Executive Offices)

(801) 810-4662

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $34,083,294 based on 6,682,999 shares being held by non-affiliates and the closing bid price for the Registrant’s common stock on the OTCBB as of September 30, 2012, the end of the Registrant’s second fiscal quarter, being $5.10 per share, though there was no “established trading market for such shares (adjusted to take into account the one for three reverse split of the Registrant’s outstanding common stock that was effective on May 24, 2013).

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of June 30, 2013, there were 33,333,334 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc. formerly Geo Point Technologies, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

PART I

ITEM 1.  BUSINESS

Introduction

History

We were formed as a DBA of our founder, William Lachmar, in 1997 and then incorporated under the laws of California in 2002.  In October 2006, we changed our state of domicile from California to Utah by merging with a wholly-owned Utah subsidiary formed for that purpose.  In May 2010, we entered into a Share Exchange Agreement by which we acquired Sinur Oil LLP, a Kazakh oil refining company with operations in southern Kazakhstan (“Sinur Oil”).

Previous to our acquisition of Sinur Oil, our primary efforts had been in our Environmental Division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-up using methods such as vapor extraction, air sparging, bio-remediation, ORC (“Oxygen Release Compound”) and HRC (“Hydrogen Release Compound”) injection treatment, air stripping and ionic exchange.

Our Engineering Division had provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and dispensing systems to comply with continually changing C.A.R.B. (“California Air Resources Board”) regulations.

Our Petroleum Geology Division had not completed the development of its hydrocarbon-indicating methods and technology (“HI Technology”), which was believed to be capable of locating zones in oil and gas fields that are likely to have known oil and gas reserves.

With the transfer of our Environmental and Engineering Divisions and our HI Technology to a newly formed wholly-owned subsidiary, the shares of which were spun-off to our stockholders in a pro rata dividend (see the heading “Spin-Off of Environmental and Engineering Divisions and HI Technology” below) and our acquisition of RTS Oil LLC (as defined below) (see the heading “RTS Oil LLC Acquisition” below), we changed our focus to oil refining activities and the business operations of RTS Oil to which we have succeeded.

Spin-Off of Environmental and Engineering Divisions and HI Technology

On June 13, 2012, Geo Point Resources, Inc. a Nevada Corporation, (“Geo Point Nevada”), was formed as a wholly-owned subsidiary and into which we simultaneously authorized the conveyance of the segments of our business comprising all of our Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with our HI Technology License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption of all related liabilities and the indemnification of us from any such liabilities by Geo Point Nevada.  Also on June 13, 2012, our Board of Directors approved a stock dividend that resulted in a spin-off of all of our Geo Point Nevada common stock to our stockholders, pro rata, on the record date.  The spin-off had a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and a spin-off payment date of April 22, 2013.  For additional information about the spin-off, see Geo Point Nevada’s Prospectus dated January 7, 2013, and filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2013; and its 8-K Current Report dated April 22, 2013, and filed with the SEC on such date.

RTS Oil Refining Contract

In September 2012, we entered into a contract with RTS Oil in which RTS Oil will use our plant to manage and process crude oil held by RTS.  Under the terms of the contract, we receive $15 per refined ton, less the cost of shrinkage in excess of 1%. RTS Oil is responsible for all the costs associated with operating the plant. The initial contract period is three years and can be cancelled at any time.  For additional information regarding this contract, see our 10-Q Quarterly Report for the quarter ended December 31, 2012, filed with the SEC on February 19, 2013.

RTS Oil LLC Acquisition

Effective May 8, 2013, pursuant to a Share Exchange Agreement (the “RTS Oil Agreement”) by and among the Company (sometimes called “Party-1” in the RTS Oil Agreement); Feroleum Limited, a newly formed British Virgin Islands investment company limited by shares, beneficially owned by the Gavrielov Family Trust (“Feroleum”), RTS Oil LLC, a Kazakhstan registered entity organized as a limited liability partnership, beneficially owned by Mr. Rafael Gavrielov (“RTS Oil”), Ms. Isabekova Zhanat Zhaksylykovna, an individual Kazakhstan citizen, residing in Taraz, Kazakhstan, who is a nominated participant and shareholder of the RTS Oil (Participant 1), Mrs. Kurmanbekov Sultan Kaspakovich, an individual Kazakhstan citizen, residing in Taraz, Kazakhstan, who is a nominated participant and shareholder of RTS Oil (Participant 2) and Ms. Gavrielova Yulia Rafaelievna, an individual Kazakhstan citizen, residing in Taraz, Kazakhstan, who is a nominated participant and shareholder of RTS Oil (Participant 3) (collectively sometimes called “Party-2” in the RTS Oil Agreement), we acquired 100% of the beneficial ownership of RTS Oil in consideration of the issuance of 69,935,000 pre-reverse split shares of our common stock comprised of “restricted securities” as defined in SEC Rule 144 or approximately 69.9% of the post-RTS Oil Agreement outstanding shares of the Company.  6,993,500 of these pre-reverse split shares were issued to Ramle Investments Limited, a British Virgin Islands company, as an introduction fee; and 62,941,500 of these shares were issued to Feroleum.  The RTS Oil Agreement contained customary and usual representations and warranties of the parties, along with various covenants to be observed and conditions to the obligations of the parties to the closing.  RTS Oil became our wholly-owned subsidiary on closing, and we are successors of its business operations.  For additional information on the RTS Oil Agreement, see our 8-K Current Report dated May 8, 2013, and filed with the SEC on May 14, 2013. See Part III, Item 15.

There were no material relationships between the parties prior to the execution, delivery and closing of the RTS Oil Agreement; however, the Company, through our subsidiary, Sinur Oil, has processed crude oil of RTS Oil at Sinur Oil’s Karatua, Kazakhstan, oil refinery.

The RTS Oil Agreement provided for the appointment of three designees of Mr. Gavrielov to our five member Board of Directors, and the election of Mr. Gavrielov as our CEO.  Our new Board of Directors is presently reviewing potential candidates for the offices of President and CFO.

RTS Oil owns (or has long-term leases in the names of immediate Gavrielov family members) fuel tank farms in Kazakhstan with total storage capacity of more than 40 thousand tons (about 280,000 barrels or 11,760,000 gallons) of refined finished oil products consisting of diesel and gasoline.

•

20 gas stations in Taraz city;

•

Four fuel tank farms in the Jambyl region.;

•

One fuel tank farm in the Shymkent region; and

•

Two fuel tank farms in the Almaty region

This total capacity of these tank farms allows RTS to be a stable and competitive company in the oil business in the southern region of Kazakhstan, taking into account the seasonal cycles of fuel demand.  RTS purchases finished oil products in large wholesale volumes from all three main state-owned refineries, as well as from mini-refineries at competitive prices.  Purchases are based on long-term contracts for large volumes with special discounts.

RTS sells its products to smaller wholesale distributors or at the retail level via its own gas stations, providing RTS with positive margins through its day-to-day operations.  It has highly skilled and experienced traders who know these markets very well, while capitalizing on the seasonal swings of pricing during harvest periods, when there are significant shortages of diesel fuel and petrol 80 throughout Kazakhstan.

RTS is constantly developing and diversifying its business, and beginning at the end of 2012, RTS began the purchase of crude oil, and via a processing agreement with another local micro-refinery, “LAD,” receives furnace fuel for export to Kirgizia, for further deeper processing, bringing increased profit margins to RTS.

RTS has approximately 113 full-time employees.

Reverse Split

Effective on the opening of business on May 24, 2013, we completed a one for three reverse split of our outstanding shares of common stock pursuant to which each three shares of our common stock were converted automatically into one share of our common stock.  No fractional shares were issued in connection with the reverse split, with rounding up of any fractions being to the next whole share.  For additional information about our reverse split, see our 8-K Current Report dated May 24, 2013, and filed with the SEC on such date.  All computations contained herein reflect the reverse split unless specifically indicated otherwise.  See Part IV, Item 15.

Name Change and OTCBB Trading Symbol Change

Effective on the opening of business on July 2, 2013, we changed our name to “RTS Oil Holdings, Inc.”   Our trading symbol on the OTCBB was also changed to “RTSO” on that date.  For additional information about the name change and trading symbol change, see our 8-K Current Report dated July 2, 2013, and filed with the SEC on such date.  See Part IV, Item 15.

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

•

refining oil at our Karatau, Kazakhstan, micro-refinery; and

•

selling the finished products, which consist of diesel, gasoline, and mazut, both to domestic and international customers.

The Sinur Oil Plant at Karatau

The site of the Sinur Oil refinery was previously a fuel depot.  It was acquired by the Sinur Oil principals in 2007. Since then, it has been remodeled and enhanced to turn it into a fully functional oil refinery.  The plant is expected to produce approximately 25,000 tons annually of refined products.  The micro-refinery is based on technology that has been in use since the 1990’s and is currently deployed in over a dozen micro-refineries throughout Kazakhstan.  The refinery is located in Karatau, Kazakhstan, which is about 50 miles from Taraz, the fifth largest city in Kazakhstan. The existing infrastructure, which includes electrical supply, water, boiler room, reservoirs, pipeline access, rail access and administrative buildings, should be able to support an increase in refining activity.  Throughout Kazakhstan there are several smaller oil fields that are looking for access to refineries, but do not produce sufficient volume to supply larger refineries.

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

•

Modularity - The modular design of the micro-refinery enables it to be expanded in relatively brief time (six to nine months) by constructing additional refining stacks.  This also allows one stack to be shut down for maintenance independently of the others, allowing the plant to remain in operation, as compared to the large-scale refineries that have to completely shut down annually for up to 30 days at a time to perform maintenance.

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

Sinur Oil Refinery

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Securities Exchange Act of 1934, as amended (the “Exchange Act”) filings; no requirement to include certain selected financial data and supplementary financial information in Securities and Exchange Commission filings; not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “large accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Smaller Reporting Company

We became subject to the reporting requirements of Section 15(d) of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company,” on the effective date of our Registration Statement.  The designation of being a “smaller reporting company” will relieve us of some of the more detailed informational requirements of Regulation S-K.  See the heading “Emerging Growth Company” directly above for a brief summary of some of the principal reduced requirements available to a “smaller reporting company.”

Sarbanes/Oxley Act

We are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 15(d) of the Exchange Act requires all companies that have filed a registration statement under the Securities Act to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission for a period of one year from the effective date of the Registration Statement, and we will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. We intend to file a Form 8-A with the Securities and Exchange Commission before the expiration of this one year period so that we will become a “reporting issuer” under Section 13 of the Exchange Act.

Research and Development

There were no research and development expenses for the fiscal years ended March 31, 2013, and 2012.

Employees

We currently have approximately 45 full-time employees, 26 of whom are employed and paid only when our refinery is operating.

Office and Facilities

Our executive offices are located at 2319 Foothill Drive, Suite 160, Salt Lake City, Utah 84109.  Our telephone number at that address is 801-810-4662, and our facsimile number is 801-820-3070.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

Not required of smaller reporting companies, though an investment in our securities should be considered highly speculative.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are currently located in office space that has been made available to us by a nonrelated party free of charge.  We cannot be sure that this space will remain available to us or will continue to be sufficient for our needs.

Our oil refinery in Karatau, Kazakhstan, is located on a 4.3 hectare site that includes the refining equipment, storage tanks, administrative buildings, boilers, pumps, a warehouse and a rail spur.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or “affiliate” of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the Over-the-Counter Bulletin Board since May 14, 2010.  The following table sets forth for the period indicated the high and low closing sales prices for our common stock as quoted under the symbol ”RTSO” on the OTCBB.  Prices are inter-dealer quotations as reported by OTC Markets Group, Inc., and do not necessarily reflect transactions, retail markups, mark downs or commissions.  There is no “established trading market” for our shares of common stock.  No assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities”  or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares issued under the RTS Oil Agreement (see “RTS Oil Acquisition” of the heading “Introduction” of Part I, Item 1), all of the holders of our shares of common stock have satisfied the requisite holding period of Rule 144 and these shares may be publicly traded under Rule 144, subject to the resale limitations outlined below under the heading “Rule 144” respecting “affiliates.”

Period	High*	Low*
January 1, 2013 through March 31, 2013	$5.28	$5.10
October 1, 2012 through December 31, 2012	$6.15	$5.10
July 1, 2012 through September 30, 2012	$5.10	$5.10
April 1, 2012 through June 30, 2012	$6.00	$5.10

January 1, 2012 through March 31, 2012	$5.10	$5.10
October 1, 2011 through December 31, 2011	$3.30	$6.90
July 1, 2011 through September 30, 2011	$6.90	$6.90
April 1, 2011 through June 30, 2011	$6.90	$6.90

                    *These quotes reflect our 3 for 1 reverse split that was effective May 24, 2013 retroactively.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

As of June 30, 2013, there were approximately 100 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to use any future earnings primarily for the expansion of our business.

Recent Issuances of Unregistered Securities

See “RTS Oil Acquisition” of the heading “Introduction” of Part I, Item 1, respecting the 23,311,667 post-reverse split shares of our common stock comprised of “restricted securities” under SEC Rule 144 that we issued in consideration of the acquisition of RTS Oil. The shares were pursuant to an exemption from the registration provisions of the Securities Act provided in Regulation S of the SEC, as an offer and issuance to a “non-U.S. Person.”

Penny Stock Regulations

Our common stock may presently be regulated as a penny stock, and broker-dealers will be subject to regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.  The SEC has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5.00 per share that are not quoted on a securities exchange or which do not meet other substantive criteria.  Under these rules, our common stock is currently classified as a penny stock.  As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans; however, we may adopt one or more of these plans in the future to maintain or attract key personnel.

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

Overview

We own and operate an oil refinery in Karatau, Kazakhstan, that refines crude oil into diesel fuel, gasoline, and mazut, a heating oil.  Our environmental and engineering division provides geological and earth study services related to land surveying for new construction, soil testing and environmental risk and impact assessments, and natural resource assessments with an emphasis on oil and gas deposit discovery.  During November 2010, we commenced production at the refinery.  The refinery equipment is new and during this initial production startup phase, we have not operated the refinery at its full capacity due to various factors.  During the third quarter of fiscal 2013, we entered into an agreement with RTS Oil whereby they operate and maintain the refinery for a flat fee.

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

Revenues from our environmental and engineering division are recognized after the services are performed.

Results of Operations

Revenues.  Revenues from our refining segment for the year ended March 31, 2013, were $160,703, compared to $246,239 during the comparable prior period in 2012.  The decrease in revenues was primarily due to the sporadic refinery operations from the inconsistent availability of crude oil.

Cost of Revenues.  Cost of revenues from our refining segment for the year ended March 31, 2013, were $96,058, compared to $551,795 during the comparable prior period in 2012.  The decrease in cost of revenues was primarily due to the lack of available crude oil to operate our refinery. In addition, fiscal 2012 included significant write-offs related to prepaid crude that was not expected to be received.

General and Administrative Expenses.  General and administrative expenses for the year ended March 31, 2013, were $313,248, compared to $450,844 for the comparable prior period in 2012.  General and administrative expenses primarily consisted of professional fees, salaries and wages, and stock-based compensation.  The decrease was primarily related to the additional professional expenditures incurred during the prior period in connection with initial expenditures related to initial public company filings.

Amortization and Depreciation.  Amortization and depreciation for the year ended March 31, 2013, were $287,188, compared to $380,107 for the comparable prior period in 2012.  The decrease is primarily due to the decrease in the asset basis due to impairment of $750,000 recorded in fiscal 2012.

Discontinued Operations. Loss from our discontinued operations for the year ended March 31, 2013, was $43,991, compared to $77,607 for the comparable prior period in 2012.  Revenues during the current fiscal year increased substantially over the comparable prior period in 2012 as we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall lower cost structure, we believe we have the ability to provide our services at a lower cost than most competitors, which is resulting in a greater level of bid acceptance.

Cash Flows from Operating Activities.  Net cash used in operating activities during the year ended March 31, 2013, was $330,860, compared to net cash used in operating activities for the year ended March 31, 2012, of $97,866.  This increase in cash used by operations was primarily due to the reduction of non-cash charges from fiscal 2012. In fiscal 2012, we had a number of non-cash charges which decreased cash used in operating activities. In fiscal 2013, we had minimal non-cash charges, and thus most of the increase relates to a net loss that was generated from our operations rather than non-cash charges like the prior fiscal year.

Cash Flows from Investing Activities.  Net cash used in investing activities during the year ended March 31, 2013, was $10,331, compared to net cash used in investing activities for the year ended March 31, 2012, of $30,718.  This decrease in cash used for investing was primarily due to additional capital expenditures related to our refinery in the prior period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the year ended March 31, 2013, was $401,900, compared to net cash provided by financing activities for the year ended March 31, 2012, of $26,798.  This increase in cash provided by financing activities was directly related to the net proceeds on revolving notes from related parties and net borrowings on the line of credit. We needed these additional monies to fund operations.

Liquidity and Capital Resources

As of March 31, 2013, our principal source of liquidity was cash on hand and accounts receivable.  The primary source of our liquidity during the year ended March 31, 2013, was cash on hand, loans from a related party and a revolving line of credit.  The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, we have generated limited revenues during the year ended March 31, 2013, have a working capital deficit of $3,756,368, have limited capital to fund operations and had a net usage of cash in operations.  In addition, we have significant notes payable and accrued interest that were due in October 2011 and are currently in default.  Additionally, we have had difficulties in securing contracts for the consistent delivery of crude oil for us to refine.  These inconsistencies have required us to operate the refinery at below capacity and at times required us to close the refinery.  In addition, due to the lack of crude oil, we entered into an agreement with RTS Oil to operate the refinery with a fee paid to us. These conditions raise substantial doubt about our ability to continue as a going concern.

Our future is dependent on the acquisition of RTS, which is discussed under “RTS Oil LLC Acquisition” of the heading “Introduction” of Part I, Item 1, and upon our ability to obtain equity and/or debt financing and, ultimately, to achieve profitable operations.  Since inception through March 31, 2013, we funded operations through related-party and unrelated party borrowings.  We are currently attempting to raise capital through debt and equity offerings and if needed will attempt to negotiate extensions of due dates in connection with capital leases and notes payable that are due in the near future.  Currently, we do not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery, or RTS Oil, will be sufficient for us to achieve profitability in our operations, and it is possible that additional equity or debt financing may be required for us to continue as a going concern.  We believe that our current cash together with our expected cash flows from operations in connection with the RTS Oil acquisition will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through our next fiscal year end.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including the report of the independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

March 22, 2013, we resolved to dismiss Hansen, Barnett & Maxwell, P.C. (“HBM”) as our independent registered public accounting firm.  With the exception of a “going concern” qualification, the reports of Hansen, Barnett & Maxwell, P.C. on our financial statements for the fiscal years ended March 31, 2012, and 2011, contained no adverse opinion or any disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the periods ended March 31, 2012, and 2011, and through the interim period preceding such termination, there were no disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HBM, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Further, there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the SEC promulgated under the Exchange Act.

Effective as of March 22, 2013, the Company engaged Mantyla McReynolds LLC to audit its financial statements for the fiscal year ended March 31, 2013.  For additional information regarding our change of independent registered public accounting firms, see our 8-K Current Report dated March 22, 2013, and filed with the SEC on March 28, 2013. See Part IV, Item 15.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to as our “Certifying Officer”), as appropriate to allow timely decisions regarding required disclosure.

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to a material weakness communicated to management by our independent registered accounting firm (see below).

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was not effective as of March 31, 2013.

In connection with our fiscal 2013 audit, our independent registered public accounting firm notified us of the following weaknesses in our internal controls, which it considered to be material weaknesses:

•

Inadequate controls over the period end closing functions and account reconciliations.

•

Revenue recognition.

We are currently in the process of remediating the material weaknesses by assessing the current segregations and areas in which improvement can be made.  The recent acquisition of RTS Oil is expected to provide us with additional capital and personnel so that we can remediate these weaknesses during fiscal 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

See “Spin-Off of Environmental and Engineering Divisions and HI Technology,” “RTS Oil Acquisition,” “Reverse Split” and “Name Change and OTCBB Trading Symbol Change” of the heading “Introduction” of Part I, Item 1.

.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, position and date of election or termination or resignation of each of our current directors and executive officers:

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Jeffrey T. Jensen	President	3/2010	5/8/2013
	Director	8/2007	5/8/2013
	Vice President	5/8/2013	*
	Secretary	5/8/2013	*
Gafur Kassymov	Director	10/2010	*
	Chairman of the Board	10/2010	5/8/2013
	General Director of Sinur Oil	10/2010	5/8/2013
Jeffrey R. Brimhall	Secretary		5/8/2013
	Treasurer		5/8/2013
	Director		*
Rafael Gavrielov	CEO	5/8/2013	*
	Acting CFO	7/15/2013	*
	Chairman of the Board	5/8/2013	*
Ashot Sarkisian	Director	5/8/2013	*
Grigory Veksler	Director	5/8/2013	*

The following information about the principal occupation, title and business experience of our executive officers and directors during the last five years, including the names and locations of employers, is indicated below.

Jeffrey T. Jensen, Vice President and Secretary, effective May 8, 2013.  Mr. Jensen is 34 years of age.  Mr. Jensen served as a director of the Company from August, 2007, until May 8, 2013, and was the Company’s President and Chief Executive Officer from March, 2010, to May 8, 2013.  He also served as the Company’s Chief Financial Officer from December, 2010, until May 8, 2013.  Mr. Jensen is the President and owner of Jensen Consulting Group, a business consulting firm he founded in April 2007 that helps companies perform financial analysis, forecast cash flow needs and secure investment capital.  In 2003, he founded Pacific Industrial Contractor Screening, a proprietary online clearinghouse that assists petrochemical companies pre-qualify contractors, and served as its chief information officer from 2003 through September 2007.  Mr. Jensen earned an M.B.A. from Brigham Young University in 2006 and a B.S. in Electrical and Computer Engineering, magna cum laude, from Brigham Young University in 2003.

Gafur Kassymov, Director, continuing.  Mr. Kassymov is 61 years of age.  Mr. Kassymov became a director and Chairman of the Board of Directors of the Company following the completion of the acquisition of Sinur Oil LLP in October 2010.  Prior to May 8, 2013, Mr. Kassymov was the General Director of Sinur Oil, overseeing company management and operations.  He has been involved in the oil refinery’s development since its inception in 2005.  Permanently residing in the Republic of Kazakhstan, Mr. Kassymov is the Chairman of the Uzbek Ethnic Cultural Association in the Republic of Kazakhstan, a non-governmental and non-political body.  Mr. Kassymov is a member of the Kazakhstan People’s Assembly (KPA), chaired by the President of Kazakhstan.  Mr. Kassymov studied at Leningrad Electrotechnical School, and then continued his education in Kazakhstan, where he graduated from Dzambyl University with a Bachelor’s Degree in Engineering and Economics.  He also holds a degree of jurisprudence studies from Auylie-Ata University, where he completed his post-graduate education in 2000.  Mr. Kassymov, however, is not a practicing attorney.

Jeffrey R. Brimhall, Director, effective May 8, 2013.  Mr. Brimhall is 32 years of age.  He served as the CFO of the Company from March 29, 2010, until December 14, 2010.  Mr. Brimhall is currently employed as a Financial Reporting Supervisor for Resolute Energy Corp., an NYSE listed company based in Denver, CO.  In that capacity,

Mr. Brimhall is responsible for reviewing financial statements and performing variance analysis to present to management and the Board of Directors. He also assists in the preparation of Resolute Energy’s periodic reports to the SEC that are filed under the Exchange Act.  Mr. Brimhall has been with Resolute Energy since December, 2009. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado.  While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor.  In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and Exchange Act periodic reports filed with the SEC and researching technical accounting issues.  From August 2005 to June 2007, Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona.  As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelor’s of Science Degree from Brigham Young University in 2005.  Mr. Brimhall received licensure as a Certified Public Accountant in 2008.

Rafael Gavrielov, CEO and Chairman of the Board of Directors, effective May 8, 2013, and acting CFO, effective July 15, 2013.  Mr. Gavrielov is 57 years of age.  Mr. Rafael Zalmonovich Gavrielov is currently President and CEO of RTS Oil, after holding the position of Director from 2000 to 2009. During his management, RTS Oil partially acquired and partially built 20 gas stations in Taraz, Kazakhstan; and built two of the largest fuel tank farms in the region: one for 7,000 metric tons (approximately 51,310 barrels) in Taraz and one for 16,000 metric tons (approximately 117,280 barrels) in Shymkent, Kazakhstan. In 2012, Mr. Gavrielov began and completed the construction and launching of a plant for production of plastic products with investments of over US10 million and the release of approximately 100 unique products.

Mr. Gavrielov attended the Engineering and Construction Faculty of Frunze Polytechnic Institute and graduated in 1977, earning a degree in Railway Engineering. From 1977 to 1987, he worked at Zhambylhimstroj LLC, holding positions from Master Foreman to Acting Supervisor of the Construction Department. From 1988 to 1990, he held the position of Vice-Chairman of the cooperative at a research and production company, “IDEA.” From 1990 to 2000, he was a Director of a partnership with additional liability “ROSTOK,” while also consulting for the western administrative district of the Bank “Alisa.”

Ashot Sarkisian, Director, effective May 8, 2013.  Mr. Sarkisian is 50 years of age.  Mr. Ashot Gurgenovich Sarkisian has extensive contacts in international business, the petrochemical industry and administrations of railways of the Commonwealth of Independent States (CIS) and Europe. Mr. Sarkisian also has extensive experience in transnational business processes. He is a permanent participant of international business forums, is an expert on foreign intergovernmental agreements and was a member of the official delegation of the Kyrgyz Republic to Shanghai Cooperation Organization in August of 2012, in Beijing.

From 1984 to 1988, Mr. Sarkisian attended the Novosibirsk Institute of Soviet Cooperative Trade, earning a Degree of Economist with highest qualifications. He is fluent in Armenian, Russian and has some knowledge of English. From 2002 to 2006, Mr. Sarkisian helped create several companies, including: “General Direction” in Bishkek, Kyrgyz Republic, limited liability company “Ankavan Springs” in Yerevan, Republic of Armenia, “Asian Freight Forwarding Company” in Bishkek, Kyrgyz Republic and “Shesar” in Bishkek, Kyrgyz Republic. He held President & CEO, Director and Alternate Director positions in these companies and had numerous responsibilities, which included general management of the company, strategic, tax and financial planning and analysis, conducting financial settlements with railway administrations of CIS countries, managerial accounting, entering into contracts with foreign companies, planning and organization of multimodal import-export, transit rail, mass transportation, organization of export deliveries of food and mineral water, delivery of railway cars, organization of repair of railway cars belonging to the Kyrgyz Republic, transportation of coal, jet fuel, sugar, grain, flour, cement, fuel sales in the domestic market of Kyrgystan, interaction with railway management and working with credit organization. From 1986 to 1991, Mr. Sarkisian held the position of Inspector of Operational Supply Department in the Almaty office of the Kyrgyz Railways.

Currently Mr. Sarkisian holds the position of President and CEO of “General Direction” LLP and is responsible for general and personnel management, strategic, tax and financial planning and analysis, refining import-export of oil operations, delivery of petroleum products to the Republic of Tajikistan and the Islamic Republic of Afghanistan. Since 2010, Mr. Sarkisian has also held the position of Vice-President of a Chinese refinery “China Petrol Company ‘Djunda,” where he is responsible for monitoring project documentation and, control over construction and launching a manufacturing facility, as well as working with  design and construction companies and interaction with state regulatory authorities.

Grigory Veksler, Director, effective May 8, 2013. Mr. Veksler is 25 years of age.  From 2005 to 2009, Mr. Veksler attended the International Academy of Business in Almaty, Kazakhstan and graduated with a Management Degree. He is fluent in Russian and English. From 2009 to 2010, Mr. Veksler was an operator of RTS Oil oil refinery; from 2010 to 2011, he performed functions of a Senior Operator of the of RTS Oil oil refinery; and from 2011 to present, he holds the position of Vice-President of Commercial Operations along with Director duties at the branch of RTS Oil in Almaty, Kazakhstan. As part of RTS Oil’s management team, he assists with branch operations, personnel, organizational and general business tasks. Mr. Veksler also takes part in strategic and operational planning, selection and coordination of personnel, organization and management of retail and wholesale distribution of petroleum products, cash flow management, pricing, legal support of business activities and executive functions. He has contacts in oil and gas business in the Republic of Kazakhstan, Russian Federation and Kyrgyz Republic.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which was attached as Exhibit 14.01 to our Annual Report on Form 10-K for the Year Ended March 31, 2009.  See Part IV, Item 15.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended March 31, 2013, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act, except the following:

Form Required to be Filed	Name and Address of Beneficial Owner	Filing Due Date	Actual Filing Date
Form 3 and Schedule 13D	Feroleum Limited*	May 20, 2013	Directly
Form 3	Ramle Investments	May 20, 2013	Directly
Form 3 and Schedule 13 D	Rafael Gavrielov*	May 20, 2013	Directly
Form 3	Ashot Sarkisian	May 20, 2013	Directly
Form 3	Grigory Veksler	May 20, 2013	Directly

*  Feroleum Limited is owned by the Gavrielov Family Trust, which is controlled by Mr. Gavrielov.  These Forms and Schedules will be filed under Mr. Gavrielov’s name.

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director in any other company that files reports with the SEC pursuant to the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Person.

William C. Lachmar founded our Environmental and Engineering Divisions’ business in 1997, conducting the business personally as a “DBA,” until its incorporation in 2002.  There are no other persons who may be deemed to be or have been our promoters or founders of our Company.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because we have believed that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Nominating Committee; with the recent acquisition of RTS Oil, we are considering appointing a Nominating Committee.

Audit Committee.  We have not established an Audit Committee because we have believed that we are able to effectively manage the issues normally considered by an Audit Committee; with the recent acquisition of RTS Oil, we are considering appointing an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our Audit Committee.

Compensation Committee.  We have not established a Compensation Committee or committee performing similar functions.  We have believed that we are able to effectively manage the issues normally considered by a Compensation Committee; however, with the recent acquisition of RTS Oil, we are also considering the merits of having a Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the last two fiscal years, the dollar value of all cash and noncash compensation earned by the person who was our chief executive officer (our “Named Executive Officer”) as of the end of the last fiscal year:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jeffrey T. Jensen, Vice President, Secretary	3/31/13 3/31/12	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gafur Kassymov, Director	3/31/13 3/31/12	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jeffrey R. Brimhall, Director	3/31/13 3/31/12	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

No other employee received any compensation in excess of $100,000 from us in the fiscal years ended March 31, 2013, and 2012.

No employees received any equity incentive awards during the fiscal years ended March 31, 2013 and 2012.

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

Changes in Control

There are no present contractual arrangements or pledges of our securities that may result in a change in control of us; however, see “RTS Oil Acquisition” of the heading “Introduction” of Part I, Item 1, and Part III, Item 10, respectively concerning the change in control resulting from the RTS Oil acquisition and the reorganization of our management on the closing of such acquisition.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth the share holdings of our directors, executive officers and 5% or more stockholders as of the fiscal year ended March 31, 2013:

Security Ownership of Directors, Officers and 5% or more Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Jeffrey R. Brimhall	0 shares	.0%
Common Stock	Jeffrey T. Jensen(3)	5,334 shares	Less than 1%
Common Stock	Gafur Kassymov	3,333,334 shares	33.3%

(1)  Percentages are based on 10,021,617 shares of common stock being outstanding on March 31, 2013.

(2) These shares of common stock are held by Jeffrey T. Jensen, his wife, Casey Jensen, or JTJ Holdings LLC, CLJ Holdings LLC, Data System Innovations, and Jensen Consulting Group LLC, of which he and his spouse are members and/or managers.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Also, see the “RTS Oil Acquisition” of the heading “Introduction” of Part I, Item II, and the heading “Changes in Control” of Part III, Item 11, for information about changes in stock ownership subsequent to the fiscal year ended March 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances to Shareholder

Prior to our acquisition of Sinur Oil, Sinur Oil provided cash advances to a former stockholder of Sinur Oil for operating purposes.  Sinur Oil recorded these advances as a receivable from the stockholder at the time of the advance.  The advances were short-term and did not accrue interest.  At March 31, 2013, and 2012, there were no advances due to the former stockholder.

Revolving Loans Payable to Related Parties

Sinur Oil’s operations had been funded through revolving loans due to its former stockholder or direct family members or entities controlled by its former stockholder.  The following is a summary of loans due to these related parties as of March 31, 2013 and 2012.

On October 31, 2011, we entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, we may borrow up to 27 million KZT, which converts to approximately $176,000 and $180,000 at March 31, 2013, and 2012, respectively.  The note does not incur interest and was due January 31, 2012, and automatically extends monthly until called by the holder.  As of March 31, 2013, the amount due under this loan was $53,893 and $122,485 was available. As of March 31, 2012, the amount due under this loan was $21,789 and $158,211 was available.  The amount due has been reflected as a current liability on our accompanying balance sheet.

On February 2, 2010, we entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder. Under the terms of the agreement, we may borrow up to 30 million KZT, which converts to approximately $196,000 and $200,000 at March 31, 2013, and 2012, respectively.  The note does not accrue interest and was due February 2, 2013.  As of March 31, 2013, and 2012, amounts due under this loan were $195,976 and $133,250, respectively.

Since the above loans do not accrue interest, we have imputed interest at 19% per annum.  Imputed interest during the years ended March 31, 2013, and 2012, was $33,536 and $33,535, respectively.  In addition, we determined that an annual interest rate of 19% was consistent with borrowing rates we could receive.

Assumption of Capital Lease

In connection with the assumption of a capital lease from an entity owned by Sinur Oil’s former stockholder, we agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in fiscal 2013, the same entity loaned us additional monies that were used to pay interest on the capital lease.  As of March 31, 2013, and 2012, amounts due to this entity were approximately $183,486 and $97,896, and are reflected as a current liability on the accompanying balance sheet.

Director Independence

As of the fiscal year ended March 31, 2013, none of our directors is considered an independent member of our Board of Directors under NASDAQ Market Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$25,201	$51,566
Audit-related Fees	$27,690	$56,659
Tax Fees	$6,933	$5,061
All Other Fees	$0	$0
Total Fees	$59,824	$113,286

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Audit and Non-audit Service Pre-approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the board of directors has, as of September 25, 2006, adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements.  The audit committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees.  All other audit services must be specifically preapproved by the audit committee.  The audit committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

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

Tax Services.  The audit committee must pre-approve any tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories.  The audit committee must pre-approve any other services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the audit committee.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location
Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Articles of Merger	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

3.02	Articles of Correction	This filing.

3.03	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K dated July 1, 2013 and filed July 2, 2013

3.04	Bylaws	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.01	Specimen stock certificate—Common Stock	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

Item 10.	Material Contracts
10.01	License Agreement between Geo Point Technologies, Inc. and Bill Lachmar, as of January 31, 2008	Incorporated by reference from initial filing of the registration statement on Form 10, SEC File No. 000-53182, filed June 23, 2008.

10.02	Share Exchange Agreement among Geo Point Technologies, Inc., GSM Oil Holdings Limited, and Summit Trustees PLLC, dated May 7, 2010	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.
10.03	Engagement Agreement with National Securities Corp. dated May 28, 2010	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.04	Form of Warrant with schedule	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2010, filed July 14, 2010.

10.05	Loan & Profit Sharing Agreement Second Amendment for $400,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011.

10.06	Loan & Profit Sharing Agreement Amendment for $350,000	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2011, filed July 14, 2011.

Item 14.	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from our annual report on Form 10-K for the year ended March 31, 2009, filed June 24, 2009.

Item 21.	Subsidiaries
21.01	Schedule of Subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Documents Incorporated by Reference

Incorporated Where

10-Q Quarterly Report for the quarter ended December 31, 2012, filed with the

Part I, Item 1

 SEC on February 19, 2013.

8-K Current Report dated May 8, 2013, and filed with the SEC on May 14, 2013

Part I, Item 1, and Part III, Items 11 (RTS Oil Agreement)              and 12

8-K Current Report dated May 24, 2013, and filed with the SEC on such date

Part I, Item 1

(Reverse Split)

8-K Current Report dated July 2, 2013, and filed with the SEC on such date

Part I, Item 1

(Name Change)

8-K Current Report dated March 22, 2013, and filed with the SEC on

Part II, Item 9

March 28, 2013 (Change in Accountants)

101 INS

XBRL Instance Document**

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document**

101 LAB

XBRL Taxonomy Extension Label Linkbase Document**

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document**

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document**

101 SCH

XBRL Taxonomy Extension Schema Document**

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTS OIL HOLDINGS, INC>

Date: July 16, 2013	By:	/s/ Rafael Gavrielov
Rafael Gavrielov
Principal Executive Officer and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2013	/s/ Rafael Gavrielov
Rafael Gavrielov
Principal Executive Officer, Chief Executive Officer, Acting CFO and Chairman of the Board

Date: July 16, 2013	/s/ Jeffery T. Jensen
Jeffery T. Jensen
Vice President, and Secretary

Date: July 16, 2013	/s/ Gafur Kassymov
Gafur Kassymov, Director

Date: July 16, 2013	/s/ Jeffrey Brimhall
Jeffrey Brimhall, Director

Date: July 16, 2013	/s/ Ashot Sarkisian
Ashot Sarkisian, Director

Date: July 16, 2013	/s/ Grigory Veksler
Grigory Veksler, Director

 [Mantyla McReynolds LLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

RTS Oil Holdings, Inc.

We have audited the accompanying consolidated balance sheet of RTS Oil Holdings, Inc. (the “Company”), and subsidiaries, as of March 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTS Oil Holdings, Inc. as of March 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds LLC

Salt Lake City, Utah

July 16, 2013

[Hansen Barnett & Maxwell, P.C. letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

RTS Oil Holdings, Inc. (formerly Geo Point Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of RTS Oil Holdings, Inc. (formerly Geo Point Technologies, Inc.) (the "Company"), and subsidiaries, as of March 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTS Oil Holdings, Inc. (formerly Geo Point Technologies, Inc.) as of March 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Hansen Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

July 16, 2012

RTS OIL HOLDINGS, INC. (FORMERLY GEO POINT TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 4,573	$ 80
Accounts receivable, net	36,412	3,411
Inventories	-	285,094
Prepaids and other current assets	32,310	34,602
Current assets of discontinued operations	99,894	37,569
Total Current Assets	173,189	360,756

OTHER ASSETS
Property, plant and equipment, net	3,877,933	4,236,495
Value-added tax receivable	114,287	255,393
Assets of discontinued operations	7,184	8,400
Total Other Assets	3,999,404	4,500,288

TOTAL ASSETS	$ 4,172,593	$ 4,861,044

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,200,768	$ 979,847
Customer deposits	469,284	561,899
Line of credit	190,822	22,830
Notes payable	902,500	902,500
Capital lease payable	598,380	610,284
Payable to related parties	433,355	252,935
Current liabilities of discontinued operations	134,448	76,249
Total Current Liabilities	3,929,557	3,406,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 10,021,667 shares issued and outstanding at March 31, 2013 and 2012	10,022	10,022
Additional paid-in capital	5,741,752	5,708,216
Accumulated deficit	(4,322,987)	(3,251,714)
Other comprehensive loss	(1,185,751)	(1,012,024)
Total Stockholders' Equity	243,036	1,454,500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 4,172,593	$ 4,861,044

See accompanying notes to the consolidated financial statements.

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2013	2012
REVENUES:
Refining	$ 160,703	$ 246,239
Total revenues	160,703	246,239

COSTS AND OPERATING EXPENSES:
Cost of refining revenues	96,058	551,795
General and administrative	313,248	450,844
Depreciation and amortization	287,188	380,107
Impairment of long lived asset	-	750,000
Total costs and operating expenses	696,494	2,132,746

OPERATING LOSS	(535,791)	(1,886,507)

OTHER INCOME (EXPENSE)
Interest expense	(485,667)	(457,364)
Other income (expense)	(5,824)	-
Total other expense	(491,491)	(457,364)

NET LOSS	$ (1,027,282)	$ (2,343,871)

Net loss from discontinued operations	(43,991)	(77,607)

NET LOSS INCLUDING DISCONTINUED OPERATIONS	$ (1,071,273)	$ (2,421,478)

Other comprehensive income (loss) - foreign currency translation adjustments	(173,727)	59,254

COMPREHENSIVE LOSS	$ (1,245,000)	$ (2,362,224)

Basic and dilutive loss per share – continuing operations	$ (0.10)	$ (0.23)
Basic and dilutive loss per share - discontinued operations	$ (0.01)	$ (0.01)
Basic and dilutive loss per share	$ (0.11)	$ (0.24)
Basic and dilutive weighted average common shares outstanding	10,021,667	10,021,667

See accompanying notes to the consolidated financial statements.

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance, March 31, 2011	10,021,667	$ 10,022	$5,674,681	$(830,236)	$(1,071,278)	$3,783,189

Imputed interest on notes payable to related parties	-	-	33,535	-	-	33,535
Net loss and change in other comprehensive loss	-	-	-	(2,421,478)	59,254	(2,362,224)
Balance, March 31, 2012	10,021,667	10,022	5,708,216	(3,251,714)	(1,012,024)	1,454,500

Imputed interest on notes payable to related parties	-	-	33,536	-	-	33,536
Net loss and change in other comprehensive loss	-	-	-	(1,071,273)	(173,727)	(1,245,000)
Balance, March 31, 2013	10,021,667	$ 10,022	$5,741,752	$(4,322,987)	$(1,185,751)	$ 243,036

See accompanying notes to the consolidated financial statements.

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,071,273)	$ (2,421,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on notes payable to related parties	33,536	33,535
Depreciation	291,815	384,107
Impairment of long lived assets	-	750,000
Change in operating assets and liabilities:
Accounts receivable	(42,334)	21,434
Inventories	281,575	(236,038)
Prepaids and other current assets	113	113,077
Valued-added tax receivable	137,119	(35,636)
Accounts payable and accrued liabilities	120,842	825,144
Customer deposit	(82,253)	467,989
Net cash used in operating activities	(330,860)	(97,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,331)	(30,718)
Net cash used in investing activities	(10,331)	(30,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on revolving notes payable to related parties	186,708	21,912
Payments on capital lease obligations	-	(48,710)
Net borrowings (repayments) on lines of credit	215,192	-
Net cash provided by (used in) financing activities	401,900	(26,798)

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,899)	(914)
NET DECREASE IN CASH AND CASH EQUIVALENTS	58,810	(156,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,249	191,545
CASH AND CASH EQUIVALENTS - DISCONTINUED OPERATIONS	(89,486)	(35,169)
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 4,573	$ 80

CASH PAID FOR:
Interest	$ 102,666	$ 67,109
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into note payable	$ -	$ 152,500

See accompanying notes to the consolidated financial statements.

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         GENERAL INFORMATION

Background

On May 7, 2010, RTS Oil Holdings, Inc. (formerly Geo Point Technologies, Inc.) (“Geo Point”), entered into a Share Exchange Agreement (the “Agreement”) with Summit Trustees PLLC, a Utah professional limited liability company (“Summit”), to acquire all of the issued and outstanding stock of GSM Oil Holdings Ltd. (“GSM”), a limited liability company organized in Cyprus on June 2, 2009.  Summit acted for the benefit and on behalf of certain beneficial stockholders of GSM. On October 28, 2010, Geo Point completed the acquisition of all the assets and business of GSM in exchange for 26,808,000 shares of Geo Point’s common stock.  Pursuant to the terms of the Agreement, GSM became a wholly owned subsidiary of Geo Point, and the GSM shareholders assumed the controlling interest in Geo Point.  GSM had recently completed the acquisition of Sinur Oil LLP, a limited liability partnership organized in Kazakhstan (“Sinur Oil”), through its wholly owned subsidiary, GSM OIL B.V., a Dutch private company limited by shares (the “Subsidiary”).  Sinur Oil was organized on January 19, 2007 (“Inception”).  The transaction between GSM and Sinur Oil was between related entities held by the same shareholder.  The purpose of the transaction was for corporate structure strategies.

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

On June 13, 2012, Geo Point Resources, Inc. a Nevada Corporation, (“Geo Point Nevada”), was formed as a wholly-owned subsidiary and into which we simultaneously authorized the conveyance of the segment of our business comprising all of our Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with our “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption of all related liabilities and the indemnification of us from any such liabilities by Geo Point Nevada.  Also on June 13, 2012, the Board of Directors approved a stock dividend that resulted in a spin-off of all of our Geo Point Nevada common stock to our stockholders, pro rata, on the record date.  The spin-off has a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and the spin-off payment date was  April 22, 2013. After the spin-off of Geo Point Nevada, the Company does not expect to have a continued involvement of the operations. Accordingly, the Company has reclassed all amounts, including historical, as discontinued operations on the accompanying financial statements. We will retain and focus our efforts on our oil refining operations in Karatau, Kazakhstan.

Contract with RTS Oil LTD

In September 2012, the Company entered into a contract with RTS Oil LTD ("RTS") in which RTS will use the Company's plant to manage and process crude oil held by RTS.  Under the terms of the contract, the Company will receive $15 per refined ton less the cost of shrinkage in excess of 1%. RTS is responsible for all the costs associated with operating the plant. The initial contract period is three years and can be cancelled at any time.  For the year ended March 31, 2013, the Company recorded revenues of approximately $70,000 in connection with this contract.

RTS Oil LTD Acquisition

Effective May 8, 2013, pursuant to a Share Exchange Agreement (the “Agreement”) by and among the Company (sometimes called “Party-1”); Feroleum Limited, a newly formed British Virgin Islands investment company limited by shares, beneficially owned by the Gavrielov Family Trust (“Feroleum”), RTS Oil LLC, a Kazakhstan registered entity organized as a limited liability partnership, beneficially owned by Mr. Rafael Gavrielov (“RTS Oil”), Ms. Isabekova Zhanat Zhaksylykovna, an individual Kazakhstan citizen, residing in Taraz, Kazakhstan, who is a nominated participant and shareholder of the RTS Oil (Participant 1), Mrs. Kurmanbekov Sultan Kaspakovich, an individual Kazakhstan citizen, residing in Taraz, Kazakhstan, who is a nominated participant and shareholder of RTS Oil (Participant 2) and Ms. Gavrielova Yulia Rafaelievna, an individual Kazakhstan citizen, residing in Taraz, Kazakhstan, who is a nominated participant and shareholder of RTS Oil (Participant 3) (collectively sometimes called “Party-2”), the Company acquired 100% of the beneficial ownership of RTS Oil in consideration of the issuance of 23,311,667 shares of its common stock comprised of “restricted securities” as defined in Securities and Exchange Commission (the “SEC”) Rule 144 or approximately 69.9% of the post-Agreement outstanding shares of the Company.  2,331,667 of these shares are to be issued to Ramle Investments Limited, a British Virgin Islands company, as an introduction fee; and 20,980,050 of these shares are to be issued to Feroleum.  The Agreement contained customary and usual representations and warranties of the parties, along with various covenants to be observed and conditions to the obligations of the parties to the closing of the Agreement. RTS Oil became a wholly-owned subsidiary of the Company on closing. The Company expects to account for the transaction as a reverse acquisition, whereby the assets, liabilities and operations of RTS Oil will be reported at their historical cost. The Company's operations will be included within the operations of RTS Oil as of the date of the Agreement. The Company expects to file the required financial statements and other items within an 8-K by July 22, 2013.

2.         GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has generated limited revenues during year ended March 31, 2013, has a working capital deficit of $3,756,368, has limited capital to fund operations, and had a net usage of cash in operations.  Currently, the Company is in default on its capital lease and notes payable to third parties totaling $1,500,880.  Additionally, the Company has had difficulties in securing contracts for the consistent delivery of crude oil for it to refine.  These inconsistencies have required the Company to operate the refinery at below capacity and at times required it to close the refinery.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately to achieve profitable operations from the development of its business segments.

Since Inception through March 31, 2013, the Company funded operations through related-party borrowings, lines of credit and borrowings from unrelated third parties.  In addition, during the year ended March 31, 2011, the Company assumed a lease for the primary refining equipment in which a significant amount of liabilities were incurred.  Since July 2011 and at March 31, 2013, the Company was in default of the lease agreement.  See Note 7 for additional information.  Currently, the Company does not have any commitments or assurances for additional capital other than the revolving loans payable from the shareholder and related individuals.  There can be no assurance that the revenue from future expected operations from the refinery will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Geo Point, GSM, GSM Oil, B.V., Sinur Oil and Geo Point Resources, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation.  The results of Geo Point’s operations are included in the accompanying financial statement from the reverse acquisition date of October 28, 2010, through March 31, 2013. The results of Geo Point Nevada have been reflected as discontinued operations for all periods presented.

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

Fair Value of Financial Instruments

The Company complies with the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Due to an impairment charge based on Level 3 inputs, the Company considers the carrying amount of property, plant and equipment to be recorded at fair value on a non-recurring basis.  For more detail see impairment of long-lived assets later in Note 3.  As of March 31, 2013 and 2012, the Company did not have any other Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, payables, line of credit notes payable to third parties, and the capital lease obligation.  The fair value of financial instruments approximated their carrying values as of March 31, 2013 and 2012, due to the short-term nature of these items.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts, and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.  The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from the sale of crude oil and refined oil products and its engineering services.  As a result, the Company’s trade accounts receivable are concentrated primarily in these industries.  The Company performs limited credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses.  The Company considers the following factors when determining if collection of revenue is reasonably assured: customer creditworthiness, past transaction history with the customer, if any, current economic industry trends, and changes in customer payment terms.  In some cases regarding new customers, management requires payment in full or letters of credit before goods are provided.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  During the periods presented, credit losses were not significant.  During the years ended March 31, 2013 and 2012, 100% and 94% of revenue was derived from two and five customers, respectively.

Inventories

Inventories are measured at the lower of cost or market.  The cost of inventories is based on the first-in first-out method and includes expenditures incurred in acquiring the crude oil and additives and other costs incurred in bringing them to their existing location.  Market represents net realizable value of inventories, which is determined as an estimated net sales price in the ordinary course of business, less reasonably predictable cost of completion and disposal.  At March 31, 2013, due to the arrangement with RTS, as discussed in Note 1, the Company did not have any inventory on hand. At March 31, 2012, inventories consisted of crude oil of $248,910 and refined product of $36,184.

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

The following useful lives are used as а basis for calculating depreciation:

• Buildings and constructions	8-40 years
• Machinery and equipment	3-15 years
• Vehicles	5-10 years
• Other assets	3-10 years

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

At March 31, 2012, the Company determined, based on future undiscounted cash flows, that an impairment of the oil refinery in Karatau, Kazakhstan was necessary. Thus as of March 31, 2012, the Company recorded an impairment of $750,000. This determination was largely based upon the difficulty in securing a steady flow of crude oil which the refinery could refine. No such impairment was necessary at March 31, 2013, largely due to the acquisition of RTS in which is expected to increase cash flows generated by the refinery.

Revenue Recognition

Revenue from the sale of crude oil and refined oil products is measured at the fair value of the consideration received or receivable, net of all trade discounts and volume rebates.  Revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer, recovery of the consideration is probable, the associated costs and possible return of goods can be estimated reliably, there is no continuing management involvement with the goods, and the amount of revenue can be measured reliably.  Transfers of risks and rewards vary depending on the individual terms of the contract of sale.  The Company’s main products are derived from refined crude oil, although the sale of crude oil is expected to occur from time to time.

All proceeds from sales and services in which the above criteria are not met are deferred until such criteria are met.  At March 31, 2013 and 2012, the Company had customer deposits of $469,284 and $561,899, respectively, which were received for future purchases of the Company’s product. If a customer’s purchase order is not fulfilled or the customer relationship is terminated, the deposits will be returned the respective customer.

Revenues from providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange are recognized after services are performed.

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

Segment Reporting

The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.  Prior to the spin-off of Geo Point Nevada, discussed in Note 1, the Company had two reporting segments; environmental and engineering services and refining services.  The operations of Geo Point Nevada are being reported as discontinued operations as discussed in Note 1.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2013 and 2012, the Company did not have any dilutive securities other than warrants to purchase 83,334 shares of common stock at an exercise price of $5.25. The warrants were granted in May 2010, are fully vested and expire in May 2015.  As the reporting periods in the accompanying financial statements present a net loss position, such securities are not included in the denominator as their effect would be anti-dilutive.

Functional Currency Transactions

Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency.  The Tenge is the functional currency for the Company’s operations in Kazakhstan.  Resulting translation gains or losses are recognized as a component of other comprehensive income.  Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations.  Net foreign currency transaction gains and losses included in the Company’s statement of operations were negligible for the years ended March 31, 2013 and 2012.

Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity (deficit) during a period from sources other than transactions with shareholders.  Accumulated other comprehensive income is comprised solely of accumulated foreign currency translation adjustments.

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

Accounting for reclamation and remediation obligations, commonly referred to as an asset retirement obligation, requires management to make estimates unique to each operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations.  Actual costs incurred in future periods could differ from amounts estimated, if any.  Under current laws, the Company is not required to perform any reclamation and remediation procedures if the current property were to be abandoned.  However, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.  Any such increases in future costs could materially impact the amounts charged to earnings.  As of March 31, 2013 and 2012, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under the current laws and regulations.

4.

PROPERTY, PLANT, AND EQUIPMENT

The following is a summary of the Company’s property, plant, and equipment at March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012

Buildings	$ 607,460	$ 619,545
Equipment	3,837,394	3,871,727
Land	222,560	226,988
Total	4,667,414	4,718,260
Less: accumulated depreciation	(789,481)	(481,765)
Net Value	$ 3,877,933	$ 4,236,495

As of March 31, 2013, the costs and accumulated depreciation of assets under capital leases was $634,332 and $102,197, respectively. As of March 31, 2012, the costs and accumulated depreciation of assets under capital leases was $634,332 and $59,908, respectively.     Depreciation expense, which includes depreciation on assets under capital leases, during the years ended March 31, 2013 and 2012, was $287,188 and $380,107, respectively.

See Note 3 for discussion regarding impairment of the oil refinery in Karatau, Kazakhstan

5.

NOTES PAYABLE AND LINE OF CREDIT

Notes Payable

On April 20, 2010, the Company entered into a $400,000 note payable agreement with a third party.  Under the terms of the agreement, the principal balance and interest of $100,000 was due on April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $100,000 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at March 31, 2013 and 2012 was $500,000.  The note is currently in default, and the Company is negotiating with the lender to extend the due date. At March 31, 2013 and 2012, the Company has accrued interest of approximately $302,964 and $152,964 included in accrued liabilities, respectively.  The proceeds were used in operations.  The note is denominated in United States dollars.  Translation losses are immaterial to the financial statements and have not been recognized.  See below for an additional note payable received from the third party.

On November 5, 2010, the Company entered into a $350,000 note payable agreement with a third party.  Under the terms of the agreement, the note accrues interest at 30% per annum with principal and interest due at April 15, 2011.  On June 20, 2011, the Company and the holder agreed to convert accrued interest of $52,500 into the note, incur interest at 30% per annum, and extend the due date to October 15, 2011.  Thus, total principal due at March 31, 2013 and 2012 was $402,500. The note is currently in default, and the Company is negotiating with the lender to extend the due date.  The proceeds were used for operations.  The note is denominated in United States dollars.  Translation losses are immaterial to the financial statements and have not been recognized.  At March 31, 2013 and 2012, the Company has accrued interest of $259,160 and $138,410 included in accrued liabilities, respectively.

In August 2011, the Company entered into a line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company is allowed to initially borrow up to a maximum of $50,000 accruing interest daily at a rate of 24% per annum and due in six months from issuance.  As of March 31, 2013, the balance of the line of credit was $190,822 with no amounts available. As of March 31, 2012, the balance of the line of credit was $22,830 and $27,170 was available. As of March 31, 2013, the line of credit is in default, however, no demands for payment have been made by the holder. Accrued interest as of March 31, 2013 and 2012, was $24,000 and $1,200, respectively.

6.          RELATED-PARTY TRANSACTIONS

Revolving Loans Payable to Related Parties

Since Inception, the Company’s operations have been funded through revolving loans due to Sinur Oil’s shareholder or direct family members or entities controlled by Sinur Oil’s shareholder.  The following is a summary of loans due to these related parties as of March 31, 2013 and 2012.

On October 31, 2011, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $176,000 and $180,000 at March 31, 2013 and 2012, respectively.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of March 31, 2013, amounts due under this loan were $53,893 and $122,485 was available. As of March 31, 2012, amounts due under this loan were $21,789 and $158,211 was available.  The amount due has been reflected as a current liability on the accompanying balance sheet.

On February 2, 2010, the Company entered into a revolving debt agreement with a direct relative of Sinur Oil’s shareholder.  Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $196,000 and $200,000 at March 31, 2013 and 2012, respectively.  The note does not accrue interest and was due February 2, 2013.  As of March 31, 2013 and 2012, amounts due under this loan were $195,976 and $133,250, respectively.

Assumption of Capital Lease

See Note 7 regarding the assumption of a capital lease from an entity owned by Sinur Oil’s shareholder.  In connection with this assumption, the Company agreed to reimburse the entity payments that it had made on the capital lease.  In addition, in January 2011, the same entity loaned the Company an additional $33,530 that was used to pay interest on the capital lease to obtain an extension of the principal balance due.  Additional amounts were loaned in fiscal 2013 to pay accrued interest on the capital lease. As of March 31, 2013 and 2012, amounts due to this entity were approximately $183,486 and $97,896, respectively, and are reflected as a current liability on the accompanying balance sheet.

Imputed Interest

Since the above loans do not accrue interest, the Company has imputed interest at 19% per annum and recorded these amounts as interest expense with the offset to additional paid-in capital.  Imputed interest during the years ended March 31, 2013 and 2012, was $33,356 and $33,535, respectively.  In addition, the Company determined that an annual interest rate of 19% was consistent with borrowing rates the Company could receive.

7.         CAPITAL LEASE

On June 28, 2010, the Company assumed a capital lease previously entered into by the principal shareholder.  The shareholder entered into the lease to purchase the primary refining equipment for the facility.  The shareholder controlled in excess of 50% of the issued and outstanding common stock of the Company at the time of assumption.  Thus, the transaction was recorded at the shareholder’s basis.  In connection with the transaction, the Company recorded equipment of $647,314, capital lease liability of $659,083, value-added tax receivable of $77,678, and advances due to a related party of $65,908.  Amounts due to a related party represented the purchase price of the assets in excess of the liability assumed, see Note 6 for additional information.

At transfer, the lease required monthly principal payments of $17,813, had a remaining term of 37 months, accrued interest at 19% per annum, and was secured by the assets purchased.

In March 2012, the Company was in default of July’s payment for this lease and has received a notice from the bank notifying the Company that it is in default and the bank could take such actions as foreclosure and other legal remedies.  To date, no additional payments, other than interest payments, have been made on this obligation. Thus, the Company has recorded the entire liability as current on the accompanying balance sheets at March 31, 2013 and 2012.  The Company is currently attempting to renegotiate the lease and/or obtain an extension.  Due to the Company’s limited capital resources, there are no guarantees that an acceptable agreement can be reached.

At March 31, 2013 and 2012, the Company accrued interest and penalties of $142,526 and $130,981, respectively, which is included in accounts payable and accrued liabilities on the accompanying balance sheet.

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

Taxation

Different Kazakhstani legislation acts and norms are often unclear, contradictory, and subject to varying interpretation by different tax authorities and the Ministry of Finance of the Republic of Kazakhstan.  Frequently, disagreements in opinions occur among local, regional, and national tax authorities.  The current regime of imposing fines and penalties for identified violations of Kazakhstani legislation, statutes, and standards is sufficiently severe.  Sanctions include confiscation of questionable amounts (for violation of currency control), as well as fines of 50% of accrued tax.  The penalty rate is 22.5%.  Management believes that it has accrued or paid all applicable taxes.

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

9.         STOCKHOLDERS’ EQUITY

Imputed Interest

See Note 6 for a discussion regarding imputed interest on related-party loans payable.

Reverse Stock Split

Effective May 24, 2013, the Company effected one for three reverse stock split. All share and per share amounts have revised to reflect the reverse stock split on a retroactive basis.

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

During the years ended March 31, 2013 and 2012, the provision for income taxes did not include a current provision due to the net loss in both the United States and Kazakhstan entities.  The deferred tax benefit for the years ended March 31, 2013 and 2012 was $830,722 and $623,175, respectively, of which a full valuation allowance was applied.  As of March 31, 2013, deferred tax assets included $120,696 for accrued liabilities, $150,000 for property, plant and equipment, and $560,026 for net operating loss carryforwards for which a full valuation allowance was applied. The accrued liabilities are considered current. As of March 31, 2012, deferred tax assets included $27,378 for accrued liabilities, $150,000 for property, plant and equipment, and $445,797 for net operating loss carryforwards for which a full valuation allowance was applied. The valuation allowance increased by $207,547 to $830,722 for the year ended March 31, 2013.

The Company’s statutory rate is 34%.  Reconciliation of the amount of tax (benefit) that would result in applying that rate to the pretax loss is as follows for the years ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Statutory tax rate	34.0%	34.0%
Non-deductible expenses	(0.6)	(0.3)
Benefit of foreign currency tax rates	(14.0)	(14.3)
Accruals and other	0	(4.8)
Valuation allowance	(19.4)	(14.6)
Effective tax rate	0%	0%

As of March 31, 2013, the Company has loss carryforwards of approximately $416,458 and $2,383,674 in the United States and Kazakhstan, respectively.  Tax loss carryforwards available in the United States begin to expire in 2031, and tax loss carryforwards available in Kazakhstan begin to expire in 2014.

11.        DISCONTINUED OPERATIONS

As discussed in Note 1, effective January 7, 2013 the operations of Geo Point Nevada were spun off into its own entity. The Company does not expect to have a continued involvement of the operations. Accordingly, the Company has reclassed all amounts, including historical, as discontinued operations on the accompanying financial statements

The following are the condensed financial results of Geo Point Nevada included within discontinued operations for the years ended March 31, 2013 and 2012:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012

Revenues	$ 201,599	$ 126,459
Operating expenses	(245,590)	(204,066)
Discontinued loss	$ (43,991)	$ (77,607)

The following is the condensed balances sheets of Geo Point Nevada included within discontinued operations as of March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012

Current assets	$ 99,894	$ 37,569
Property, plant and equipment, net	6,184	7,400
Long term assets	1,000	1,000
Total assets	$ 107,078	$ 45,969

Accounts payable	$ 64,448	$ 76,249
Revolving line of credit	70,000	-
Total liabilities	$ 134,448	$ 76,249

Management believes there are no contingent liabilities related to discontinued operations.

12.        SUBSEQUENT EVENT

See Note 1 for discussion of RTS Oil acquisition effective May 8, 2013.

See Note 9 for discussion of one for three reverse split effective May 24, 2013.

The Company changed its name to “RTS Oil Holdings, Inc.", effective July 2, 2013.