Form 10-Q
period 2013-06-30
RTS Oil Holdings, Inc.
filed 2013-09-18
CIK 1425264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53182

RTS OIL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Utah	11-3797590
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2319 Foothill Drive, Suite 160

Salt Lake City, Utah 84109

 (Address of Principal Executive Offices)

(801) 810-4662

(Registrant’s Telephone Number, including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 18, 2013 – 33,333,334 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we have filed with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013	2
Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012	3
Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012	4
Notes to Consolidated Financial Statements	5

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	As of June 30,	As of March 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 14	$ 3
Accounts receivable, net of allowance for doubtful accounts of $15 and $15, respectfully	2,991	1,466
Accounts receivable pledged as security to creditors, net	1,005	1,843
Inventories, net	16,070	16,893
Advances to suppliers, net of allowance of $173 and $189, respectfully	47,547	32,165
Taxes receivable	118	-
Deferred tax assets	3	3
Other receivable	382	342
Total current assets	68,130	52,715

NON-CURRENT ASSETS
Property and equipment, net	4,828	374
Goodwill	2,698	-
Total non-current assets	7,526	374

TOTAL ASSETS	$ 75,656	$ 53,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,063	$ 538
Interest payable	984	382
Advances from customers	2,257	1,106
Taxes payable	3,946	3,491
Lines of credit payable	47,377	46,968
Notes payable, current portion	903	-
Capital lease obligations, current portion	646	-
Loans payable to related parties, current portion	507	-

Total current liabilities	57,683	52,485

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 33,333,334 and 23,311,667 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	33	23
Additional paid in capital	13,166	6,375
Retained earnings	4,559	4,801
Contributions receivable	-	(10,705)
Accumulated other comprehensive income	215	110
Total stockholders’ equity	17,973	604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 75,656	$ 53,089

The accompanying notes are an integral part of these financial statements.

RTS OIL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(formerly Geo Point Technologies, Inc.)

(In thousands, except per share data)

(unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2013	2012

Revenues, net	$ 17,546	$ 21,677

Costs and operating expenses
Crude oil and product costs	14,989	17,463
Selling, general and administrative expenses	528	227
Related party rent expense	1,136	1,160
Total operating expenses	16,653	18,850
Total operating income	893	2,827

Other income, net	140	187
Interest expense	(1,275)	(1,640)
Income (loss) before provision for income taxes	(242)	1,374
Provision for income taxes	-	(510)
Net income (loss)	(242)	864
Other comprehensive income (loss) - foreign currency translation adjustment, net of tax	121	(217)
Total comprehensive income, net of tax	$ (121)	$ 647

Basic and diluted earnings (loss) per share	$ (0.01)	$ 0.04
Basic and diluted weighted average common shares outstanding	29, 042,652	23,311,667

The accompanying notes are an integral part of these financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (242)	$ 864
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	67	19
Related party rent expense in excess of contractual amount	1,103	1,126

Changes in operating assets and liabilities:
Accounts receivable	(1,551)	(7,681)
Accounts receivable pledged as security to creditors	823	-
Inventories	630	(2,377)
Advances to suppliers	(15,889)	(51,343)
Taxes receivable	-	(2,404)
Other receivable	9	-
Accounts payable and accrued liabilities	61	(12,619)
Interest payable	-	-
Advances from customers	695	70,028
Taxes payable	500	2,961
Net cash used in operating activities	(13,794)	(1,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(131)
Cash received in acquisition	4	-
Net cash provided by (used in) investing activities	4	(131)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on lines of credit	65,789	69,639
Payments on lines of credit	(65,038)	(66,640)
Payments on long-term loans from related parties	-	(5)
Capital contributions	12,912	-
Net cash provided by financing activities	13,663	2,994

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	138	(14)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11	1,423

CASH AND CASH EQUIVALENTS — Beginning of period	3	532

CASH AND CASH EQUIVALENTS — End of period	$ 14	$ 1,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,226	$ 1,640
Cash paid for taxes	$ -	$ -

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Related party rent expense as contributions to equity	$ 1,103	$ 1,126
Acquisition of Geo Point in exchange for stock	$ 3,590	$ -

The accompanying notes are an integral part of these financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands)

NOTE 1 - GENERAL INFORMATION

Background

RTS OIL LLC (“RTS”), a Kazakhstan registered entity organized as a limited liability partnership, was founded in 2000 and is headquartered in Taraz, Kazakhstan. RTS is a distributor of refined oil products in the wholesale and retail markets in southern Kazakhstan.

RTS operates 19 gasoline stations and seven (7) crude oil and fuel terminals (“fuel tank farms”). Of the seven (7) fuel tank farms, RTS owns one fuel tank farm and leases six (6) others with total storage capacity of more than 40,000 tons of crude oil and refined oil products. RTS leases the gasoline stations under operating lease agreements with related parties (see Note 4, Commitments and Contingencies, for additional information). RTS also owns a fleet of 28 trucks with capacities ranging from 20 to 34 tons of diesel/gasoline. Refined products are sold wholesale to other distributors and retail via RTS gasoline stations. RTS also supplies furnace fuel to refineries in the Kyrgyz republic for further processing.

On May 8, 2013, Geo Point Technologies, Inc. (“Geo Point”) entered into a Share Exchange Agreement (the “Agreement”) with RTS to acquire all of the issued and outstanding owners’ equity of RTS. Pursuant to the terms of the Agreement, RTS became a wholly owned subsidiary of Geo Point, and the RTS shareholders assumed the controlling interest in Geo Point. RTS has accounted for the transaction as a reverse acquisition whereby the operations of RTS will represent the historical operations of RTS in future filings with the Securities and Exchange Commission.

On July 2, 2013, Geo Point Technologies, Inc. changed its name to RTS Oil Holdings, Inc. The consolidated financial statements presented herein include the historical operations of RTS and Geo Point's from the date of the reverse acquisition of May 8, 2013 (all entities collectively referred to as the “Company”).

Acquisition of Geo Point Technologies, Inc.

The acquisition of Geo Point is accounted for as a reverse acquisition in accordance with ASC 805, Business Combinations as it was determined that RTS is the accounting acquirer because of the significant holdings and influence of the control group before and after the acquisition. In connection with the transaction, RTS owners held approximately 70% of Geo Point’s issued and outstanding common stock. In connection with this acquisition, the Company valued the common shares retained by the Geo Point shareholders at $3,590. The common shares were valued using the estimated fair market value of the portion of ownership interest of RTS that was transferred to Geo Point shareholders. The acquisition of Geo Point by RTS allowed RTS to expand its oil processing facilities.

RTS OIL HOLDINS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands)

The assets and liabilities of Geo Point are reported at their fair value at the time of acquisition. Goodwill has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The allocation of the purchase price is subject to adjustment for a 12-month period that will end on May 8, 2014. The following is the preliminary allocation of the purchase price:

Value of consideration issued:	$ 3,590

Assets:
Current assets	183
Property plant and equipment	4,536
4,719

Liabilities:
Accounts payable and accrued liabilities	(1,549)
Current debt	(2,278)
(3,827)

Goodwill	$ 2,698

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Information

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for Geo Point for the year ended March 31, 2013 included in Geo Point’s Annual Report on Form 10-K and the RTS audited financial statements included on Form 8-K/A filed on September 18, 2013. The consolidated interim financial statements for the three months ended June 30, 2013, are not necessarily indicative of the results expected for the full year.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RTS Oil, LLC, GSM Oil Holdings Ltd, GSM Oil, B.V., Sinur Oil LLP, after elimination of all material inter-company accounts and transactions. The operations of Geo Point have been included as of May 1, 2013, which approximates the acquisition date of May 8, 2013.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. GAAP requires management to make judgments, estimates and assumptions that may affect the reported amounts of assets and liabilities as of the date of its financial statements as well as the reported amounts of revenues and expenses during the periods presented. These judgments, estimates and assumptions are used for, but not limited to: the fair market value of the consideration issued in connection with the acquisition of Geo Point, the fair market value of the assets and liabilities of Geo Point, useful lives of property and equipment, potential impairment of intangible assets, and the provision for income taxes including required

RTS OIL HOLDINS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands)

valuation allowances. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, and current economic conditions. Actual results may differ from these estimates, and these differences may be material.

Goodwill

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the segments' net carrying value, including goodwill, to the fair value of the unit. The fair values of our reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the acquisition of Geo Point. At June 30, 2013, the Company determined there were no indicating factors for an impairment.

Foreign Currency

The Kazakh Tenge is the functional currency of the Company. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations and comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations. Net foreign currency transaction gains and losses included in the Company’s statements of operations were negligible for the three months ended June 30, 2013 and 2012.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive income is comprised solely of accumulated foreign currency translation adjustments.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of dilutive common share equivalents, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

As of June 30, 2013, the Company did not have any dilutive securities other than warrants to purchase 83,334 shares of common stock at an exercise price of $5.25. The warrants were excluded from the dilutive share computation as the exercise price was in excess of the Company's average share price for the three months ended June 30, 2013. The warrants are fully vested and expire in May 2015.

RTS OIL HOLDINS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3 - NOTES PAYABLE, LINES OF CREDIT & CAPITAL LEASE

Lines of Credit with Banks

As of June 30, 2012, the Company had entered into four revolving lines of credit with four banks. The related lines of credit bear interest at annual rates from 13% to 19%. Advances on the line of credit are due one year or sooner from the date of the advance and are collateralized by certain properties and equipments, inventories, sales contracts and personal guarantees of the owners. The outstanding balance due under the revolving line of credit was $46,169 and $44,942 as of June 30, 2013 and March 31, 2013, respectively. The amounts have been classified as short-term lines of credit payable in the accompanying balance sheets. As of June 30, 2013 and March 31, 2013, the Company has withdrawn up to the maximum limits on the lines.

Factoring Agreement

During the year ended March 31, 2013, the Company entered into a factoring agreement for financing purposes with the transfer of certain accounts receivable with the recourse provision. The agreement qualifies as a secured borrowing with collateral under the guidelines of ASC 860, Transfers and Servicing. The loans obtained under the agreement bear interest at annual rate of 18%. The assets pledged under the agreement are presented separately on the balance sheet as Accounts receivable pledged as security to creditors. As of June 30, 2013, the assets pledged and the related liabilities were $1,005 and $904, respectively. As of March 31, 2013, the assets pledged and the related liabilities were $1,843 and $2,026, respectively.

Capital Vario Notes Payable

In connection with the acquisition of Geo Point, the Company assumed third party notes payable of $500 and $403 and accrued interest on such notes.  The notes accrue interest at 30% per annum and were in default at the time of acquisition. At June 30, 2013, the Company has accrued interest of approximately $606 included in interest payable. The notes are denominated in United States dollars.  Translation gains and losses are immaterial to the consolidated financial statements and have not been recognized.

Capital Vario Revolving Line of Credit

In connection with the acquisition of Geo Point, the Company assumed a third party line of credit with the note payable holder described above.  Under the terms of the line of credit, the Company was allowed to initially borrow up to a maximum of $50 accruing interest daily at a rate of 24% per annum and was due six months from issuance.  As of June 30, 2013, the balance of the line of credit was $304, with no amounts available. As of June 30, 2013, the line of credit is in default, however, no demands for payment have been made by the holder. Accrued interest as of June 30, 2013 and 2012, was $34.

Capital Lease

In connection with the acquisition of Geo Point, the Company assumed a capital lease payable to a bank.  The lease was used to purchase the primary refining equipment for Geo Point's refining facility. At the date of acquisition, the lease incurred interest at 19% per annum and was in default due to non-payment. Thus, the Company has recorded the entire liability as current on the accompanying consolidated balance sheet at June 30, 2013.  The Company is currently attempting to renegotiate the lease and/or obtain an extension.  There are no guarantees that an acceptable agreement can be reached. At June 30, 2013, the balance due on the capital lease including accrued interest and penalties was $646.

RTS OIL HOLDINS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Related Party Operating Leases

At June 30, 2013 and 2012, the Company leased 6 of its fuel tank farms and 19 of its petrol stations under operating lease agreements from related parties (immediate family members of an owner). The agreements are cancelable upon initiation of either party within three months and the rental payments are set at nominal amounts. The Company recorded the fair value of rental expense of $1,136 and $1,150 for the three months ended June 30, 2013 and 2012, respectively.

Taxation

Different Kazakhstani legislation acts and norms are often unclear, contradictory and subject to varying interpretation by different tax authorities and the Ministry of Finance of the Republic of Kazakhstan. Frequently, disagreements in opinions occur among local, regional and national tax authorities. The current regime of imposing fines and penalties for identified violations of Kazakhstani legislation, statutes and standards is sufficiently severe. Sanctions include confiscation of questionable amounts (for violation of currency control), as well as fines of 50% of accrued tax. The penalty rate is 22.5%.

The Company considers that it has accrued or paid all applicable taxes. The Company’s policy assumes accrual of provisions in the period when probability of losses can be reliably assessed.

Environmental Issues

The Company is subject to various environmental laws and regulations of the Republic of Kazakhstan. Management believes that the Company complies with all government requirements regarding environment protection. However, there is no assurance that contingent liabilities will not arise.

Litigation

In the normal course of the Company’s business, legal proceedings may be brought against the Company arising out of current and past operations, including matters related to commercial disputes, product liability, premises liability and personal injury claims, allegations of compliance with law violations, consumer claims, general environmental claims, allegations of exposures of third parties to toxic substances and other legal claims. There were no contingent liabilities at June 30, 2013 and March 31, 2013.

NOTE 5 - STOCKHOLDERS' EQUITY

Reverse Stock Split

Effective May 24, 2013, the Company effected one for three reverse stock split. All share and per share amounts have been revised to reflect the reverse stock split on a retroactive basis.

Contributions Receivable

During the year ended March 31, 2013, the Company declared and paid a cash dividend in the total amount of $10,705. It later rescinded the decision in accordance with the terms of the original dividend declaration and the total amount of the dividend was to be repaid back to the Company. During the three months ended June 30, 2013, the total amount of the dividend was repaid back to the Company in full.

During the three months ended June 30, 2013, the owners contributed an additional $2,320 prior to May 8, 2013.

RTS OIL HOLDINS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands)

NOTE 6 - RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases 6 of its fuel tank farms and 19 of its petrol stations under operating lease agreements. See Note 4 for additional information.

For the year ended March 31, 2012, the Company recorded proceeds in the amount of $2,731 as an offset against the excess amount of fair value of rent expense. For the year ended March 31, 2013 and March 31, 2012, the Company collected $199 balance and $78, respectively.

Revolving Loans Payable to Related Parties

In connection with the acquisition of Geo Point, the Company assumed a revolving debt agreement with a direct relative of Geo Point’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $181 at June 30, 2013.  The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder.  As of June 30, 2013, amounts due under this loan were $54 and $127 was available.

In connection with the acquisition of Geo Point, the Company assumed a revolving debt agreement with a direct relative of Geo Point’s shareholder. Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $198 at June 30, 2013.  The note does not accrue interest and was due February 2, 2013.  As of June, 2013, amounts due under this loan were $198.

Assumption of Capital Lease

See Note 5 regarding the assumption of a capital lease from an entity owned by Geo Point’s shareholder.  In connection with this assumption, the Geo Point agreed to reimburse the entity payments that it had made on the capital lease. The amounts do not accrue interest and are due on demand. As of June, 2013, amounts due to this entity were approximately $254.

NOTE 7 - SUBSEQUENT EVENTS

There have been no subsequent events that have a material impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we have filed with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operation

RTS operates 19 gasoline stations and seven (7) crude oil and fuel terminals (“fuel tank farms”). Of the seven (7) fuel tank farms, RTS owns one fuel tank farm and leases six (6) others with total storage capacity of more than 40,000 tons of crude oil and refined oil products. RTS leases the gasoline stations under operating lease agreements with related parties (see Note 4, Commitments and Contingencies, for additional information). RTS also owns a fleet of 28 trucks with capacities ranging from 20 to 34 tons of diesel/gasoline. Refined products are sold wholesale to other distributors and retail via RTS gasoline stations. RTS also supplies furnace fuel to refineries in the Kyrgyz republic for further processing. We own and operate an oil refinery in Karatau, Kazakhstan, that refines crude oil into diesel fuel, gasoline, and mazut, a heating oil.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012

Revenues.  Revenues for the three months ended June 30, 2013 were $17,546, compared to $21,677 during the comparable prior period in 2012.  The decrease in revenues was primarily due to decrease in sales from petrol stations and tank farms.

Crude Oil and Product Costs.  Crude oil and product costs for the three months ended June 30, 2013 were $14,989, compared to $17,463 during the comparable prior period in 2012.  The decrease in crude oil and product costs was primarily due to the decrease in revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2013, were $528, compared to $227 for the comparable prior period in 2012.  Selling, general and administrative expenses include compensation, professional services, marketing expenses, utilities, maintenance materials and services, and other support costs.  The increase was primarily related to the additional professional expenditures incurred during the period in connection with initial expenditures related to initial public company filings.

Cash Flows from Operating Activities.  Net cash used in operating activities during the three months ended June 30, 2013, was $13,794, compared to net cash used in operating activities for the three months ended June 30, 2012, of $1,426.  This increase in cash used by operations was primarily due to the increase in Advances to suppliers.

Cash Flows from Investing Activities.  Net cash provided in investing activities during the three months ended June 30, 2013, was $4, compared to net cash used in investing activities for the three months ended June 30, 2012, of $131. This decrease in cash used for investing was primarily due to the absence of additional capital expenditures during the three months ended June 30, 2013.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the three months ended June 30, 2013, was $13,663, compared to net cash provided by financing activities for the three months ended June 30, 2012, of $2,994.  This increase in cash provided by financing activities was directly related to the net proceeds on Capital Contributions from stockholders. We needed these additional monies to fund operations.

Liquidity and Capital Resources

As of June 30, 2013, our principal source of liquidity is our cash flows generated from operations, cash on hand and accounts receivable.  The primary source of our liquidity during the three months ended June 30, 2013, was cash from operations, cash on hand, loans from a related party and a revolving line of credit.  The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.   We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through our next fiscal year end.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We are currently in the process of remediating the material weaknesses relating to improving our financial reporting competencies and disclosure controls by assessing the current segregations and areas in which improvement can be made.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rafael Gavrielov, Principal Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rafael Gavrielov, Acting Chief Financial Officer.
32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Rafael Gavrielov, Principal Executive Officer, Acting Chief Financial Officer and Director.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

RTS OIL HOLDINGS, INC.

Date: September 18, 2013	/s/ Rafael Gavrielov
Rafael Gavrielov
Principal Executive Officer, Chief Executive Officer, Acting CFO and Chairman of the Board

Date: September 18, 2013	/s/ Jeffery T. Jensen
Jeffery T. Jensen
Vice President, and Secretary

Date: September 18, 2013	/s/ Gafur Kassymov
Gafur Kassymov, Director

Date: September 18, 2013	/s/ Jeffrey Brimhall
Jeffrey Brimhall, Director

Date: September 18, 2013	/s/ Grigory Veksler
Grigory Veksler, Director