Form 10-Q
period 2013-09-30
RTS Oil Holdings, Inc.
filed 2013-11-19
CIK 1425264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 18, 2013 – 33,333,334 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.   These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013	2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2013 and 2012	3
Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012	4
Notes to Consolidated Financial Statements	5

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	As of September 30,	As of March 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,605	$ 3
Accounts receivable, net of
allowance for doubtful accounts of $15 and $15, respectively	4,966	1,466
Accounts receivable pledged as security to creditors	-	1,843
Inventories, net	21,717	16,893
Advances to suppliers, net of
allowance of $172 and $175, respectively	40,439	32,165
Taxes receivable	116	-
Deferred tax assets	3	3
Other receivable	47	342

Total current assets	68,893	52,715

NON-CURRENT ASSETS
Property and equipment, net	4,584	374
Goodwill	2,698	-

Total non-current assets	7,282	374

TOTAL ASSETS	$ 76,175	$ 53,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,117	$ 538
Interest payable	1,048	382
Advances from customers	1,383	1,106
Taxes payable	4,782	3,491
Lines of credit payable	45,682	46,968
Notes payable	1,330	-
Capital lease obligations	638	-
Loans payable to related parties	500	-

Total current liabilities	56,480	52,485

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 33,333,334 and 23,311,667 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	33	23
Additional paid-in capital	14,081	6,375
Retained earnings	5,403	4,801
Contributions receivable	-	(10,705)
Accumulated other comprehensive income	178	110

Total stockholders’ equity	19,695	604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 76,175	$ 53,089

The accompanying notes are an integral part of these consolidated financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012

Revenues, net	$ 22,993	$ 15,577	$ 40,539	$ 37,254

Costs and operating expenses
Crude oil and product costs	17,872	14,030	32,861	31,492
Selling, general and administrative expenses	1,022	409	1,551	636
Related party rent expense	1,122	1,147	2,258	2,307
Total operating expenses	20,016	15,586	36,670	34,435
Total operating income (loss)	2,977	(9)	3,869	2,819

Other income, net	19	123	159	310
Interest expense	(1,566)	(1,410)	(2,840)	(3,050)
Income (loss) before provision for income taxes	1,430	(1,296)	1,188	79

Provision for income taxes	(586)	3	(586)	(507)
Net income (loss)	844	(1,293)	602	(428)
Other comprehensive income - foreign currency translation adjustment, net of tax	(37)	(105)	68	(322)
Total comprehensive income (loss), net of tax	$ 807	$ (1,398)	$ 670	$ (750)

Basic and diluted earnings (loss) per share	$ 0.03	$ (0.06)	$ 0.02	$ (0.02)
Basic and diluted weighted average common shares outstanding	33,333,334	23,311,667	31,252,332	23,311,667

The accompanying notes are an integral part of these consolidated financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended September 30,	Six Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 602	$ (428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	164	38
Related party rent expense in excess of contractual amount	2,232	2,261
Changes in operating assets and liabilities:
Accounts receivable	(3,560)	(12,354)
Inventories	(5,203)	5,072
Advances to suppliers	(8,989)	(86,511)
Taxes receivable	-	777
Other receivable	348	-
Accounts payable and accrued liabilities	212	(14,650)
Advances from customers	(171)	105,646
Taxes payable	1,372	754
Net cash provided by (used in) operating activities	(12,993)	605

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(132)
Cash received in acquisition	4	-
Net cash provided by (used in) investing activities	4	(132)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on lines of credit	68,091	99,955
Payments on lines of credit	(66,430)	(98,674)
Payments on long-term loans from related parties	-	(7)
Capital contributions	12,961	-
Net cash provided by financing activities	14,622	1,274

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31)	(29)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,602	1,718

CASH AND CASH EQUIVALENTS — Beginning of period	3	532

CASH AND CASH EQUIVALENTS — End of period	$ 1,605	$ 2,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 2,175	$ 3,050
Cash paid for income taxes	-
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Netting accounts receivable against line of credit under secured borrowing agreement	$ 1,826	$ -
Acquisition of Geo Point in exchange for stock	3,590	-

The accompanying notes are an integral part of these consolidated financial statements.

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

On May 8, 2013, Geo Point Technologies, Inc. (“Geo Point”) entered into a Share Exchange Agreement (the “Agreement”) with RTS to acquire all of the issued and outstanding owners’ equity of RTS. Pursuant to the terms of the Agreement, RTS became a wholly owned subsidiary of Geo Point, and the RTS shareholders assumed the controlling interest in Geo Point. RTS has accounted for the transaction as a reverse acquisition whereby the operations of RTS are the historical operations presented in the consolidated financial statements.

On July 2, 2013, Geo Point Technologies, Inc. changed its name to RTS Oil Holdings, Inc. The consolidated financial statements presented herein include the historical operations of RTS and Geo Point from the date of the reverse acquisition of May 8, 2013 (all entities collectively referred to as the “Company”).

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for Geo Point for the year ended March 31, 2013 included in Geo Point’s Annual Report on Form 10-K and the RTS audited financial statements included on Form 8-K/A filed on September 18, 2013. The consolidated interim financial statements for the six months ended September 30, 2013, are not necessarily indicative of the results expected for the full year.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RTS Oil, LLC, GSM Oil Holdings Ltd, GSM Oil, B.V. and Sinur Oil LLP, after elimination of all material inter-company accounts and transactions. The operations of Geo Point have been included as of May 1, 2013, which approximates the acquisition date of May 8, 2013.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. GAAP requires management to make judgments, estimates and assumptions that may affect the reported amounts of assets and liabilities as of the date of its financial statements as well as the reported amounts of revenues and expenses during the periods presented. These judgments, estimates and assumptions are used for, but not limited to: the fair market value of the consideration issued in connection with the acquisition of Geo Point, the fair market value of the assets and liabilities of Geo Point, useful lives of property and equipment, potential impairment of intangible assets, and the provision for income taxes including required valuation allowances. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, and current economic conditions. Actual results may differ from these estimates, and these differences may be material.

Goodwill

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the segments' net carrying value, including goodwill, to the fair value of the unit. The fair values of our reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the acquisition of Geo Point. At September 30, 2013, the Company determined there were no indicating factors for an impairment.

Foreign Currency

The Kazakh Tenge is the functional currency of the Company. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations and

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations. Net foreign currency transaction gains and losses included in the Company’s statements of operations were negligible for the six months ended September 30, 2013 and 2012.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive income is comprised solely of accumulated foreign currency translation adjustments.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income available to common shareholders by the combination of dilutive common share equivalents, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

As of September 30, 2013, the Company did not have any dilutive securities other than warrants to purchase 83,334 shares of common stock at an exercise price of $5.25. The warrants were excluded from the dilutive share computation as the exercise price was in excess of the Company's average share price for the six months ended September 30, 2013. The warrants are fully vested and expire in May 2015.

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

NOTE 3 - NOTES PAYABLE, LINES OF CREDIT & CAPITAL LEASE

Lines of Credit with Banks

As of September 30, 2013, the Company had entered into four revolving lines of credit with four banks. The related lines of credit bear interest at annual rates from 13% to 19%. Advances on the line of credit are due one year or sooner from the date of the advance and are collateralized by certain properties and equipments, inventories, sales contracts and personal guarantees of the owners. The outstanding balance due under the line of credit was $45,682 and $46,968 as of September 30, 2013 and March 31, 2013, respectively. The amounts have been classified as short-term lines of credit payable in the accompanying balance sheets. As of September 30, 2013 and March 31, 2013, the Company has withdrawn up to the maximum limits on the lines.

Factoring Agreement

During the year ended March 31, 2013, the Company entered into a factoring agreement for financing purposes with the transfer of certain accounts receivable with recourse provision. The agreement qualifies as a secured borrowing with

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

collateral under the guidelines of ASC 860, Transfers and Servicing. The loans obtained under the agreement bear interest at annual rate of 18%. The assets pledged under the agreement are presented separately on the balance sheet as Accounts receivable pledged as security to creditors. As of September 30, 2013, the assets pledged and the related liabilities were $0 and $0, respectively. As of March 31, 2013, the assets pledged and the related liabilities were $1,843 and $2,026, respectively.

Capital Vario Notes Payable

In connection with the acquisition of Geo Point, the Company assumed third party notes payable of $500 and $403 and accrued interest on such notes.  The notes accrue interest at 30% per annum and were in default at the time of acquisition. At September 30, 2013, the Company has accrued interest of approximately $673 included in interest payable. The notes are denominated in United States dollars. Translation gains and losses are immaterial to the consolidated financial statements and have not been recognized.

Capital Vario Revolving Line of Credit

In connection with the acquisition of Geo Point, the Company assumed a third party line of credit with the note payable holder described above. Under the terms of the line of credit, the Company was allowed to initially borrow up to a maximum of $50 accruing interest daily at a rate of 24% per annum and was due six months from issuance.  As of September 30, 2013, the balance of the line of credit was $427, with no amounts available. As of September 30, 2013, the line of credit is in default, however, no demands for payment have been made by the holder. Accrued interest as of September 30, 2013 and 2012 was $41.

Capital Lease

In connection with the acquisition of Geo Point, the Company assumed a capital lease payable to a bank. The lease was used to purchase the primary refining equipment for Geo Point's refining facility. At the date of acquisition, the lease incurred interest at 19% per annum and was in default due to non-payment. Thus, the Company has recorded the entire liability as current on the accompanying consolidated balance sheet at September 30, 2013. The Company is currently attempting to renegotiate the lease and/or obtain an extension. There are no guarantees that an acceptable agreement can be reached. At September 30, 2013, the balance due on the capital lease including accrued interest and penalties was $638.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Related Party Operating Leases

At September 30, 2013 and 2012, the Company leased 6 of its fuel tank farms and 19 of its petrol stations under operating lease agreements from related parties (immediate family members of an owner). The agreements are cancelable upon initiation of either party within three months and the rental payments are set at nominal amounts. The Company recorded the fair value of rental expense of $2,258 and $2,307 for the six months ended September 30, 2013 and 2012, respectively.

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

Litigation

In the normal course of the Company’s business, legal proceedings may be brought against the Company arising out of current and past operations, including matters related to commercial disputes, product liability, premises liability and personal injury claims, allegations of compliance with law violations, consumer claims, general environmental claims, allegations of exposures of third parties to toxic substances and other legal claims. There were no contingent liabilities at September 30, 2013 and March 31, 2013.

NOTE 5 - STOCKHOLDERS' EQUITY

Reverse Stock Split

Effective May 24, 2013, the Company effected a one for three reverse stock split. All share and per share amounts have been revised to reflect the reverse stock split on a retroactive basis.

Contributions Receivable

During the year ended March 31, 2013, the Company declared and paid a cash dividend in the total amount of $10,705. It later rescinded the decision in accordance with the terms of the original dividend declaration and the total amount of the dividend was to be repaid back to the Company. During the six months ended September 30, 2013, the total amount of the dividend was repaid back to the Company in full.

During the six months ended September 30, 2013, the owners contributed an additional $2,320 prior to May 8, 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases 6 of its fuel tank farms and 19 of its petrol stations under operating lease agreements. See Note 4 for additional information.

Revolving Loans Payable to Related Parties

In connection with the acquisition of Geo Point, the Company assumed a revolving debt agreement with a direct relative of Geo Point’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $173 at September 30, 2013. The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder. As of September 30, 2013, amounts due under this loan were $54 and $124 was available.

In connection with the acquisition of Geo Point, the Company assumed a revolving debt agreement with a direct relative of Geo Point’s shareholder. Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $193 at September 30, 2013. The note does not accrue interest and was due February 2, 2013.  As of September 30, 2013, amounts due under this loan were $198.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assumption of Capital Lease

See Note 3 regarding the assumption of a capital lease from an entity owned by Geo Point’s shareholder.  In connection with this assumption, Geo Point agreed to reimburse the entity payments that it had made on the capital lease. The amounts do not accrue interest and are due on demand. As of September 30, 2013, amounts due to this entity were approximately $251.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

Revenues.  Revenues for the three months ended September 30, 2013 were $22,993, compared to $15,577 during the comparable prior period in 2012. The increase in crude oil and product purchases was primarily due to the increase in revenues.  The amount of the increase is partially off-set because the Company purchased certain inventory products at discounted prices due to having Advances to suppliers outstanding for an extended period of time.

Crude Oil and Product Purchases.  Crude oil and product purchases for the three months ended September 30, 2013 were $17,872, compared to $14,030 during the comparable prior period in 2012.  The increase in crude oil and product purchases was primarily due to the increase in revenues.  The amount of the increase is partially off-set because the Company purchased certain inventory products at discounted prices due to having Advances to suppliers outstanding for an extended period of time.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2013, were $1,022, compared to $409 for the comparable prior period in 2012. Selling, general and administrative expenses include compensation, professional services, marketing expenses, utilities, maintenance materials and services, and other support costs. The increase was primarily related to the additional professional expenditures incurred during the current period in connection with initial and continual expenditures related to initial public company filings.

Six Months Ended September 30, 2013, Compared to the Six Months Ended September 30, 2012

Revenues.  Revenues for the six months ended September 30, 2013 were $40,539, compared to $37,254 during the comparable prior period in 2012. The increase in revenues was primarily due to an increase in sales from wholesale operations and increase of retail prices partially offset by the decrease in sales from petrol stations.

Crude Oil and Product Purchases.  Crude oil and product purchases for the six months ended September 30, 2013 were $32,861, compared to $31,492 during the comparable prior period in 2012.  The increase in crude oil and product purchases was primarily due to the increase in revenues. The amount of the increase is partially off-set because the Company purchased certain inventory products at discounted prices due to having Advances to suppliers outstanding for an extended period of time.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended September 30, 2013, were $1,551, compared to $636 for the comparable prior period in 2012. Selling, general and administrative expenses include compensation, professional services, marketing expenses, utilities, maintenance materials and services, and other support costs. The increase was primarily related to the additional professional expenditures incurred during the current period in connection with initial and continual expenditures related to initial public company filings.

Cash Flows from Operating Activities.  Net cash used in operating activities during the six months ended September 30, 2013, was $12,993, compared to net cash  provided by operating activities for the six months ended September 30, 2012, of $605.  This increase in cash used by operations was primarily due to the increase in Advances to suppliers and increase in Inventories.

Cash Flows from Investing Activities.  Net cash provided in investing activities during the six months ended September 30, 2013, was $4, compared to net cash used in investing activities for the six months ended September 30, 2012, of $132. This decrease in cash used for investing was primarily due to the absence of additional capital expenditures during the six months ended September 30, 2013.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended September 30, 2013, was $14,622, compared to net cash provided by financing activities for the six months ended September 30, 2012, of $1,274. This increase in cash provided by financing activities was directly related to the net proceeds on Contributions receivable and Contributions from owners. We needed these additional monies to fund operations.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity are our cash flows generated from operations, cash on hand, accounts receivable and capital contributions. The primary source of our liquidity during the six months ended September 30, 2013, were cash provided by financing activities, specifically cash provided from the lines of credit and capital contributions. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through our next fiscal year end.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2013.

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also provide certain non-GAAP financial measures—Adjusted EBITDA and EBITDA. We present Adjusted EBITDA because we believe that it is an important supplemental measure relating to our financial condition. We use Adjusted

EBITDA because we believe our investors are familiar with Adjusted EBITDA and that consistency in presentation of EBITDA-related measures is helpful to investors.

EBITDA is defined as income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted by certain non-cash charges. Our presentation of Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use, as it does not consider debt service requirements, capital expenditures or other non-discretionary expenditures that are not deducted from the measure.

We caution investors that our presentation of Adjusted EBITDA and EBITDA may not be comparable to similarly titled measures of other companies.

	Six months ended September 30,	Six months ended September 30,
(in thousands)	2013	2012

Reconciliation:

Net Income (loss)	$ 602	$ (428)

Adjustments to derive EBIDTA:

Interest expense	2,840	3,050
Depreciation expense	164	38
Provision for income taxes	586	507

EBITDA	4,192	3,167

Non-cash charges
Related party rent expense in excess of contractual amount	2,258	2,307

Adjusted EBITDA	$ 6,450	$ 5,474

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We are currently in the process of remediating the material weaknesses by assessing the current segregations and areas in which improvement can be made.  The recent acquisition of RTS Oil is expected to provide us with additional capital and personnel so that we can remediate these weaknesses during fiscal 2014.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have or are reasonably likely to materially affect our internal control over financial reporting.

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

RTS OIL HOLDINGS, INC.

Date: November 19, 2013	/s/ Rafael Gavrielov
Rafael Gavrielov
Principal Executive Officer, Chief Executive Officer, Acting CFO and Chairman of the Board