Form 10-Q
period 2013-12-31
RTS Oil Holdings, Inc.
filed 2014-02-14
CIK 1425264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 14, 2014 – 33,333,376 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.   These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

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

RTS OIL HOLDINGS, INC.

(FORMERLY GEO POINT TECHNOLOGIES, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2013 and 2012	F-3
Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012	F-4
Notes to Consolidated Financial Statements	F-5

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	As of December 31,	As of March 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 55	$ 3
Accounts receivable, net of allowance for doubtful accounts of $15 and $15, respectively	5,283	1,466
Accounts receivable pledged as security to creditors	-	1,843
Inventories, net	19,821	16,893
Advances to suppliers, net of
allowance for doubtful accounts of $170 and $175, respectively	50,429	32,165
Taxes receivable	114	-
Deferred tax assets	3	3
Other receivable	42	342
Total current assets	75,747	52,715

NON-CURRENT ASSETS
Property and equipment, net	4,397	374
Goodwill	2,698	-
Total non-current assets	7,095	374

TOTAL ASSETS	$ 82,842	$ 53,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,476	$ 538
Interest payable	1,665	382
Advances from customers	1,319	1,106
Taxes payable	7,201	3,491
Lines of credit payable	45,229	46,968
Notes payable	1,392	-
Capital lease obligations	625	-
Loans payable to related parties	477	-
Total current liabilities	59,384	52,485

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock; par value of $0.001; 100,000,000 shares authorized; 33,333,376 and 23,311,667 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	33	23
Additional paid-in capital	15,052	6,375
Retained earnings	8,318	4,801
Contributions receivable	-	(10,705)
Accumulated other comprehensive loss	55	110
Total stockholders’ equity	23,458	604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 82,842	$ 53,089

The accompanying notes are an integral part of these consolidated financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012

Revenues, net	$ 29,009	$ 20,727	$ 69,548	$ 57,981

Costs and operating expenses
Crude oil and product costs	21,187	17,746	54,048	49,238
Selling, general and administrative expenses	655	590	2,206	1,226
Related party rent expense	1,115	1,141	3,373	3,448
Total operating expenses	22,957	19,477	59,627	53,912
Total operating income	6,052	1,250	9,921	4,069

Other income (expense), net	(31)	247	128	557
Interest expense	(1,773)	(1,511)	(4,613)	(4,561)
Income (loss) before provision for income taxes	4,248	(14)	5,436	65

Provision for income taxes	(1,333)	(188)	(1,919)	(695)
Net income (loss)	2,915	(202)	3,517	(630)
Other comprehensive income - foreign currency translation adjustment, net of tax	(123)	(194)	(55)	(515)
Total comprehensive income (loss), net of tax	$ 2,793	$ (396)	$ 3,462	$ (1,145)

Basic and diluted earnings (loss) per share	$ 0.09	$ (0.01)	$ 0.11	$ (0.03)
Basic and diluted weighted average common shares outstanding	33,333,376	23,311,667	31,948,558	23,311,667

The accompanying notes are an integral part of these consolidated financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 3,517	$ (630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	249	57
Related party rent expense in excess of contractual amount	3,288	3,368
Changes in operating assets and liabilities:
Accounts receivable	(3,904)	(14,212)
Inventories	(3,424)	5,010
Advances to suppliers	(19,376)	15,004
Taxes receivable	-	774
Other receivable	350	-
Accounts payable and accrued liabilities	657	(14,375)
Interest payable	575	-
Advances from customers	(219)	138
Taxes payable	3,854	1,889
Net cash used in operating activities	(14,433)	(2,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(132)
Cash received in acquisition	4	-
Net cash provided by (used in) investing activities	4	(132)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on lines of credit	72,304	164,235
Payments on lines of credit	(70,713)	(161,602)
Payments on long-term loans from related parties	-	197
Capital contributions	12,904	-
Net cash provided by financing activities	14,495	2,830

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	(11)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52	(290)

CASH AND CASH EQUIVALENTS — Beginning of period	3	532

CASH AND CASH EQUIVALENTS — End of period	$ 55	$ 242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 3,330	$ 4,561
Cash paid for income taxes	-	-

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Related party rent expense as contributions to equity	$ 3,288	$ 3,368
Acquisition of Geo Point in exchange for stock	3,590	-
Netting accounts receivable against line of credit under secured borrowing agreement	1,818	-

The accompanying notes are an integral part of these consolidated financial statements.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - GENERAL INFORMATION

Background

RTS OIL LLC (“RTS” or the “Company”), a Kazakhstan registered entity organized as a limited liability partnership, was founded in 2000 and is headquartered in Taraz, Kazakhstan. RTS is a distributor of refined oil products in the wholesale and retail markets in southern Kazakhstan.

RTS operates 19 gasoline stations and seven (7) crude oil and fuel terminals (“fuel tank farms”). Of the seven (7) fuel tank farms, RTS owns one (1) fuel tank farm and leases six (6) others with total storage capacity of more than 40,000 tons of crude oil and refined oil products. RTS leases the gasoline stations under operating lease agreements with related parties (see Note 4, Commitments and Contingencies, for additional information). RTS also owns a fleet of 28 trucks with capacities ranging from 20 to 34 tons of diesel/gasoline. Refined products are sold wholesale to other distributors and retail via RTS gasoline stations. RTS also supplies furnace fuel to refineries in the Kyrgyz republic for further processing.

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

On July 2, 2013, Geo Point changed its name to “RTS Oil Holdings, Inc.” The consolidated financial statements presented herein include the historical operations of RTS and Geo Point from the date of the reverse acquisition of May 8, 2013 (all entities collectively referred to as the “Company”).

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for Geo Point for the year ended March 31, 2013 included in Geo Point’s Annual Report on Form 10-K, which was filed with the SEC on July 16, 2013, and the RTS audited financial statements included on Form 8-K/A filed with the SEC on September 18, 2013. The consolidated interim financial statements for the nine months ended December 31, 2013, are not necessarily indicative of the results expected for the full year.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RTS Oil, LLC, GSM Oil Holdings Ltd, GSM Oil, B.V. and Sinur Oil LLP, after elimination of all material inter-company accounts and transactions.  The operations of GSM Oil Holdings Ltd, GSM Oil, B.V. and Sinur Oil LLP, collectively considered as “Geo Point”, have been included as of May 1, 2013, which approximates the acquisition date of May 8, 2013.

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

Goodwill

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the segments' net carrying value, including goodwill, to the fair value of the unit. The fair values of our reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the acquisition of Geo Point. At December 31, 2013, the Company determined there were no indicating factors for an impairment.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency

The Kazakh Tenge is the functional currency of the Company. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations and comprehensive income (loss) have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations. Net foreign currency transaction gains and losses included in the Company’s statements of operations were negligible for the nine months ended December 31, 2013 and 2012.

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

As of December 31, 2013, the Company did not have any dilutive securities other than warrants to purchase 83,334 shares of common stock at an exercise price of $5.25. The warrants were excluded from the dilutive share computation as the exercise price was in excess of the Company's average share price for the nine months ended December 31, 2013. The warrants are fully vested and expire in May 2015.

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

NOTE 3 - NOTES PAYABLE, LINES OF CREDIT & CAPITAL LEASE

Lines of Credit with Banks

As of December 31, 2013, the Company had entered into four revolving lines of credit with four banks. The related lines of credit bear interest at annual rates from 13% to 19%. Advances on the line of credit are due one year or sooner from the date of the advance and are collateralized by certain properties and equipments, inventories, sales contracts and personal guarantees of the owners. The outstanding balance due under the line of credit was $45,229 and $46,968 as of December 31, 2013 and March 31, 2013, respectively. The amounts have been classified as short-term lines of credit payable in the accompanying balance sheets. As of December 31, 2013 and March 31, 2013, the Company has withdrawn up to the maximum limits on the lines.  The Company does not have any additional lines of credit in place.  Each line is separately contracted and is not revolving.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited

Factoring Agreement

During the year ended March 31, 2013, the Company entered into a factoring agreement for financing purposes with the transfer of certain accounts receivable with recourse provision. The agreement qualifies as a secured borrowing with collateral under the guidelines of ASC 860, Transfers and Servicing. The loans obtained under the agreement bear interest at an annual rate of 18%. The assets pledged under the agreement are presented separately on the balance sheet as Accounts receivable pledged as security to creditors. As of December 31, 2013, the assets pledged and the related liabilities were $0 and $0, respectively. As of March 31, 2013, the assets pledged and the related liabilities were $1,843 and $2,026, respectively.

Capital Vario Notes Payable

In connection with the acquisition of Geo Point, the Company assumed third party notes payable of $500 and $403 and accrued interest on such notes.  The notes accrue interest at 30% per annum and were in default at the time of acquisition. At December 31, 2013, the Company has accrued interest of approximately $726 included in interest payable. The notes are denominated in United States dollars. Translation gains and losses are immaterial to the consolidated financial statements and have not been recognized.

Capital Vario Revolving Line of Credit

In connection with the acquisition of Geo Point, the Company assumed a third party line of credit with the note payable holder described above. Under the terms of the line of credit, the Company was allowed to initially borrow up to a maximum of $50 accruing interest daily at a rate of 24% per annum and was due six months from issuance.  As of December 31, 2013, the balance of the line of credit was $489, with no amounts available. As of December 31, 2013, the line of credit is in default, however, no demands for payment have been made by the holder. Accrued interest as of December 31, 2013, and 2012 was $82.

Capital Lease

In connection with the acquisition of Geo Point, the Company assumed a capital lease payable to a bank. The lease was used to purchase the primary refining equipment for Geo Point's refining facility. At the date of acquisition, the lease incurred interest at 19% per annum and was in default due to non-payment. Thus, the Company has recorded the entire liability as current on the accompanying consolidated balance sheet at December 31, 2013. The Company is currently attempting to renegotiate the lease and/or obtain an extension. There are no guarantees that an acceptable agreement can be reached. At December 31, 2013, the balance due on the capital lease including accrued interest and penalties was $625.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Related Party Operating Leases

At December 31, 2013 and 2012, the Company leased six (6) of its fuel tank farms and 19 of its petrol stations under operating lease agreements from related parties (immediate family members of an owner). The agreements are cancelable upon initiation of either party within three months and the rental payments are set at nominal amounts. The Company recorded the fair value of rental expense of $3,373 and $3,448 for the nine months ended December 31, 2013 and 2012, respectively.

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

Litigation

In the normal course of the Company’s business, legal proceedings may be brought against the Company arising out of current and past operations, including matters related to commercial disputes, product liability, premises liability and personal injury claims, allegations of compliance with law violations, consumer claims, general environmental claims, allegations of exposures of third parties to toxic substances and other legal claims. There were no contingent liabilities at December 31, 2013, and March 31, 2013.

NOTE 5 - STOCKHOLDERS' EQUITY

Reverse Stock Split

Effective May 24, 2013, the Company effected a one for three reverse stock split. All share and per share amounts have been revised to reflect the reverse stock split on a retroactive basis.

Contributions Receivable

During the year ended March 31, 2013, the Company declared and paid a cash dividend in the total amount of $10,705. It later rescinded the decision in accordance with the terms of the original dividend declaration and the total amount of the dividend was to be repaid back to the Company. During the nine months ended December 31, 2013, the total amount of the dividend was repaid back to the Company in full.

During the nine months ended December 31, 2013, the owners contributed an additional $2,320 prior to May 8, 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases six (6) of its fuel tank farms and 19 of its petrol stations under operating lease agreements. See Note 4 for additional information.

RTS OIL HOLDINGS, INC.

(formerly Geo Point Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revolving Loans Payable to Related Parties

In connection with the acquisition of Geo Point, the Company assumed a revolving debt agreement with a direct relative of Geo Point’s principal shareholder. Under the terms of the agreement, the Company may borrow up to 27 million KZT, which converts to approximately $175 at December 31, 2013. The note does not incur interest and was due January 31, 2012, which automatically extends monthly until called by the holder. As of December 31, 2013, amounts due under this loan were $53 and $122 was available.

In connection with the acquisition of Geo Point, the Company assumed a revolving debt agreement with a direct relative of Geo Point’s shareholder. Under the terms of the agreement, the Company may borrow up to 30 million KZT, which converts to approximately $191 at December 31, 2013. The note does not accrue interest and was due February 2, 2013. As of December 31, 2013, amounts due under this loan were $191.

Assumption of Capital Lease

See Note 3 regarding the assumption of a capital lease from an entity owned by Geo Point’s shareholder.  In connection with this assumption, Geo Point agreed to reimburse the entity payments that it had made on the capital lease. The amounts do not accrue interest and are due on demand. As of December 31, 2013, amounts due to this entity were approximately $233.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “RTS Oil,” the “Company,” “we,” “us,” “our” and words of similar import refer to RTS Oil Holdings, Inc., a Utah corporation and its subsidiaries, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the SEC, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operation

RTS operates 19 gasoline stations and seven (7) crude oil and fuel terminals (“fuel tank farms”). Of the seven (7) fuel tank farms, RTS owns one (1) fuel tank farm and leases six (6) others with total storage capacity of more than 40,000 tons of crude oil and refined oil products. RTS leases the gasoline stations under operating lease agreements with related parties (see Note 4, Commitments and Contingencies, for additional information). RTS also owns a fleet of 28 trucks with capacities ranging from 20 to 34 tons of diesel/gasoline. Refined products are sold wholesale to other distributors and retail via RTS gasoline stations. RTS also supplies furnace fuel to refineries in the Kyrgyz republic for further processing. We own and operate an oil refinery in Karatau, Kazakhstan, that refines crude oil into diesel fuel, gasoline, and mazut, a heating oil.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (in Thousands)

Three Months Ended December 31, 2013, Compared to the Three Months Ended December 31, 2012

Revenues.  Revenues for the three months ended December 31, 2013, were $29,009, compared to $20,727 during the comparable prior period in 2012. The increase in reveunes was primarily due to the increased sales volume of petrol products from wholesale operations coupled with increase of retail prices.

Crude Oil and Product Purchases.  Crude oil and product purchases for the three months ended December 31, 2013, were $21,187, compared to $17,746 during the comparable prior period in 2012. The increase in crude oil and product purchases was primarily due to the increase in revenues. The amount of the increase is partially off-set because the Company purchased certain inventory products at discounted prices due to having Advances to suppliers outstanding for an extended period of time.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended December 31, 2013, were $655, compared to $590 for the comparable prior period in 2012. Selling, general and administrative expenses include compensation, professional services, marketing expenses, utilities, maintenance materials and services, and other support costs. The increase was related to an increase in the write-off of certain uncollectable balances partially offset by the decrease in certain expense categories such as third-party service expenditures and bank fees.

Nine Months Ended December 31, 2013, Compared to the Nine Months Ended December 31, 2012

Revenues.  Revenues for the nine months ended December 31, 2013, were $69,548, compared to $57,981 during the comparable prior period in 2012. The increase in revenues was primarily due to an increase in sales from wholesale operations and increase of retail prices partially offset by the decrease in sales from petrol stations.

Crude Oil and Product Purchases.  Crude oil and product purchases for the nine months ended December 31, 2013, were $54,048, compared to $49,238 during the comparable prior period in 2012.  The increase in crude oil and product purchases was primarily due to the increase in revenues. The amount of the increase is partially off-set because the Company purchased certain inventory products at discounted prices due to having Advances to suppliers outstanding for an extended period of time.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended December 31, 2013, were $2,206, compared to $1,226 for the comparable prior period in 2012. Selling, general and administrative expenses include compensation, professional services, marketing expenses, utilities, maintenance materials and services, and other support costs. The increase was primarily related to the additional professional expenditures incurred during the current period in connection with initial and continual expenditures related to initial public company filings.

Cash Flows from Operating Activities.  Net cash used in operating activities during the nine months ended December 31, 2013, was $14,433, compared to net cash used by operating activities for the nine months ended December 31, 2012, of $2,977  This increase in cash used by operations was primarily due to the increase in Advances to suppliers and increase in Inventories.

Cash Flows from Investing Activities.  Net cash provided by investing activities during the nine months ended December 31, 2013, was $4, compared to net cash used in investing activities for the nine months ended December 31, 2012, of $132. This decrease in cash used for investing was primarily due to the absence of additional capital expenditures during the nine months ended December 31, 2013.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended December 31, 2013, was $14,495, compared to net cash provided by financing activities for the nine months ended December 31, 2012, of $2,830. This increase in cash provided by financing activities was directly related to the net proceeds on Contributions from owners. We needed these additional monies to fund operations.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity are our cash flows generated from operations, accounts receivable and capital contributions. The primary source of our liquidity during the nine months ended December 31, 2013, was cash provided by financing activities, specifically cash provided from the lines of credit and capital contributions. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We believe that our current cash together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the next twelve months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2013.

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

We caution investors that our presentation of Adjusted EBITDA and EBITDA may not be comparable to similarly titled measures of other companies.

	Nine months ended December 31,	Nine months ended December 31,
(in thousands)	2013	2012

Reconciliation:

Net Income (loss)	$ 3,517	$ (630)

Adjustments to derive EBIDTA:

Interest expense	4,613	4,561
Depreciation expense	249	57
Provision for income taxes	1,919	695

EBITDA	10,298	4,683

Non-cash charges
Related party rent expense in excess of contractual amount	3,373	3,448

Adjusted EBITDA	$ 13,671	$ 8,131

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

RTS OIL HOLDINGS, INC.

Date: February 14, 2014	/s/ Rafael Gavrielov
Rafael Gavrielov
Principal Executive Officer, Chief Executive Officer, Acting CFO and Chairman of the Board